Form 10-K
period 1997-12-31
BROUGHTON FOODS CO
filed 1998-03-31
CIK 1046676

                                UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                         ------------------------------

(Mark One)                        FORM 10-K

  / X /    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

                            EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                        OR

/     /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM                  TO
                                         ----------------    --------------

                           COMMISSION FILE NUMBER    0-23429
                                                  ----------

                            BROUGHTON FOODS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                         ------------------------------

OHIO                                                       31-4135-025
-----------------                                          -----------
(State or Other                             (I.R.S. Employer Identification No.)
Jurisdiction of
Incorporation or
Organization)

210 N. Seventh Street
P. O. Box 656
Marietta, Ohio                                                     45750-0656
                                                               --------------
(Address of Principal Executive Offices)                           (Zip Code)
Registrant's Telephone Number, Including Area Code (740) 373-4121

                         ------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OF THE ACT:  NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT: COMMON STOCK $1.00 PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes /x/ No /   /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K: /    /

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 23, 1998, based on the $15.0625 per share closing price for the Company's common stock on the NASDAQ National Market was approximately $48,513,300.

The number of shares of the Registrant's common stock outstanding as of March 23, 1998 was 5,774,335.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for its Annual
Meeting of Stockholders to be held on or about April 29, 1998 (to be filed) are incorporated by reference into Part III of this Form 10-K.


OUTLOOK AND UNCERTAINTIES

Certain information in this Annual Report may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. Although Broughton Foods Company (the "Company" or "Broughton") believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its acquisition strategy and successfully integrate acquired operations, limitations arising from the Company's indebtedness, dependence on certain customers and suppliers, significant competition, fluctuating raw material and transportation costs, government regulation, seasonality and dependence on key management.

                               TABLE OF CONTENTS

               ITEM

PART I
                  1       Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                  2       Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                  3       Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                  4       Submission of Matters to a Vote of Stockholders . . . . . . . . . . . . . . . .

PART II

                  5       Market for Registrant's Common Equity and Related
                              Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                  6       Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                  7       Management's Discussion and Analysis of Financial Condition
                              and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . . .

                  7A      Quantitative and Qualitative Disclosures About Market Risk  . . . . . . . . . .

                  8       Financial Statements and Supplementary Data . . . . . . . . . . . . . . . . . .

                  9       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . .

PART III

                  10      Directors and Executive Officers of the Registrant  . . . . . . . . . . . . . .

                  11      Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                  12      Security Ownership of Certain Beneficial Owners and Management  . . . . . . . .

                  13      Certain Relationships and Related Transactions  . . . . . . . . . . . . . . . .

PART IV

                  14      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                     PART I
ITEM 1.  BUSINESS

GENERAL

The Company was founded in 1910 as "Broughton Farm Dairy" by the Broughton family when George Broughton began selling milk, cream and butter to neighbors and in 1914 expanded delivery of milk to local hotels. Over the years, expansion continued with the addition of distribution routes, investment in facilities and equipment and the acquisition of other local dairies. The Company was incorporated in Ohio in 1933 as Broughton's Farm Dairy. In 1960, Broughton expanded its operations to include another manufacturing facility in Parkersburg, West Virginia. This operation was moved in 1969 to Charleston, West Virginia. In line with its diversification program, the Company was renamed the Broughton Foods Company in 1969. On December 12, 1997, the Company completed its initial public offering (the "Offering") of 1.3 million shares of common stock, par value $1.00 per share (the "Common Stock").

On December 12, 1997, the Company merged with Southern Belle Dairy Company ("Southern Belle") and paid the stockholders of Southern Belle $5.0 million in cash and shares of Common Stock of the Company. The former Southern Belle Dairy Company is maintained as a separate division of the Company. The acquisition was completed concurrent with the closing of the Offering.

The Company is a leading manufacturer and distributor of fresh milk and dairy products in Ohio, West Virginia, Kentucky, Tennessee and parts of the eastern United States. The Company operates through three divisions -- the Dairy Division, the Southern Belle Division, and the Foods Division. The Dairy Division, with its raw milk processing plant based in Marietta, Ohio, manufactures and distributes a full line of fresh milk and related products and also distributes brand name dairy and non-dairy foods. The Dairy Division processes whole milk, reduced-fat milk, low-fat milk, and fat-free milk and manufactures buttermilk, cottage cheese, chocolate milk, eggnog, iced tea, orange juice, ice cream mix, fruit drink, yogurt mix and ice cream under its own Broughton or Dairylane label and under various private labels. The Southern Belle Division is primarily a fluid milk producer with a raw milk processing plant based in Somerset, Kentucky. Other product lines produced at the Southern Belle Division include orange juice and flavored drinks. Products are manufactured by the Company under the Southern Belle brand name and other private labels. The Foods Division, with a UHT plant based in Charleston, West Virginia, manufactures a variety of extended life products, including half-and-half, sour cream, dips, dressings, aerosol toppings, whipped cream, coffee cream, table cream, non-dairy creamers and whipped toppings. The Foods Division also distributes various lines of branded refrigerated food products manufactured by third parties. The Company also operates one dairy store, which is managed by the Dairy Division.

INDUSTRY OVERVIEW

Management believes that the dairy industry has matured, has excess capacity, is highly fragmented and has been in the process of consolidation for many years. Consolidation has resulted from the development of more efficient manufacturing techniques, new and modern packaging machinery and equipment, the establishment of captive dairy manufacturing operations by large grocery retailers and relatively little growth in the demand for fresh milk products. According to published industry statistics, approximately $24.9 billion of fluid milk products were sold in 1996 at the wholesale level in the United States compared to $20.6 billion sold in 1987. As the industry has consolidated, many smaller dairy processors have been eliminated and several large regional dairy processors have emerged. According to published industry statistics, in 1996 the number of U.S. fluid milk companies was estimated to be 441, down 4.8% from 1995. Meanwhile, the number of fluid milk plants declined 17% to 622 from the 749 plants operating in 1992. The number of plants with 20 or more manufacturing employees declined from 507 to 427 over the same period. Management believes that this consolidation trend will continue for the foreseeable future.

The ice cream industry also has excess capacity and has been in the process of consolidation for many years. Consolidation has resulted from the development of more efficient manufacturing techniques, high-speed freezing, filling and hardening equipment. The ice cream industry traditionally has experienced slow and steady growth. As the industry has grown, many smaller ice cream manufacturers have been eliminated and several large, regional ice cream manufacturers have emerged, producing a mix of regional and national brands and a proliferation of ice cream and related frozen products. According to published statistics, there are 473 ice cream manufacturing facilities in the United States, compared to 483 in 1994. Management believes that this consolidation trend will continue for the foreseeable future.

BUSINESS STRATEGY

The Company's business strategy is to continue to expand primarily through consolidating acquisitions within the markets it currently serves and through strategic acquisitions of regional dairies and related businesses in new geographic markets. The Company's objective is to become a leading national provider of dairy and related products. In addition, the Company will seek to expand its existing operations by adding new customers, extending its product lines and securing distribution rights for additional branded product lines.

Consolidating and Strategic Acquisitions. The Company's objective is to expand through a combination of consolidating acquisitions in its existing markets as well as strategic acquisitions in new markets. The focus of the Company's acquisition program at present is to capitalize on opportunities within its existing operating regions that will create synergies and efficiencies, as well as to selectively enter new markets in surrounding regions. The Company may also selectively consider acquisition or consolidation opportunities involving public companies or large privately-held companies.

The Southern Belle acquisition has provided the Company with a dependable source of certain raw materials and manufacturing capabilities. In addition, the acquisition has helped the Company to seek to expand its existing operations by adding new customers, extending its product lines and securing distribution rights for additional branded product lines.

In addition to the Southern Belle acquisition, the Company implemented its consolidation strategy in 1997 by acquiring and integrating Johnson's All-Star Dairy ("Johnson") into the Company and obtaining a distributorship for Hagan-Crowley Ice Cream ("Hagan Ice Cream"). Johnson, which was acquired by the Company in May 1997, sells dairy products in West Virginia, eastern Kentucky and southeastern Ohio. Since the acquisition of Johnson, the Company has consolidated all of Johnson's production into existing facilities, has reduced costs associated with Johnson's former manufacturing facility and has eliminated duplicative delivery and administrative expenses.

Internal Growth. The Company's strategy for improving internal growth includes consolidating and integrating operations, improving operating efficiencies, providing high levels of customer service, marketing to new customers and maintaining strict cost controls. The Company intends to continue its efforts to add new customers, increase market share and extend its own branded product lines, such as Broughton Premium ice cream, milk and dairy products. With respect to its dairy and food distribution business, the Company will seek to secure distribution rights for additional branded product lines and will continue its efforts to increase distribution of Broughton products in conjunction with strategies to expand its customer base.

Expand Customer Base and Brand Recognition. The Company plans to increase its business by taking advantage of demand for new and additional products from existing customers, by increasing its customer base in each of the markets in which it operates and by expanding its business nationally.

As part of its strategy to continue to develop and sell new and additional products to existing customers and to expand the number of customers in each of the markets in which the Company operates, the Company tailors its sales and marketing techniques to each of its local markets. These techniques are designed to develop local brand loyalty by promoting the Company's reputation for competitively priced, premium products. The Company's promotional techniques target the retail trade to induce the trade to display and carry the Company's products and target the consumer to promote purchases and further increase local brand name loyalty and recognition. Such promotional techniques may utilize local broadcast media and employ or integrate portions of the image created through the Company's general advertising campaigns, but will typically be more "directed" to the point of purchase, employing techniques such as couponing, sampling, incentives, private labeling, merchandising and licensing and similar efforts.

The Company's strategy of establishing and expanding its share of the national market for dairy products and building its brand name recognition nationally is a long-term objective and is tied to the Company's acquisition strategy discussed above. The Company believes that as it expands into new markets, its growing national presence and brand name recognition will enhance its ability to attract larger customers. In addition, the Company eventually plans to promote its products on an Internet website, television, radio, print and other forms of communication designed to generate national brand recognition and product awareness among consumers.


PRODUCTION PROCESS OVERVIEW

The Company receives approximately 70,000 gallons of raw Grade A milk daily from over 170 dairy farms in Ohio and West Virginia to its Marietta facility and the Southern Belle facility receives approximately 66,000 gallons of raw milk daily, principally from Southeastern Graded Milk Producers Association ("SEGMPA"), representing approximately 280 dairy farms in Kentucky. The Company's contract haulers check the quality of the raw milk, transport the milk from the farms to the two divisions seven days a week, including holidays. Before unloading, the milk is checked for antibiotics, temperature and bacteria to assure it meets FDA requirements. In order to constantly monitor product quality, the Company maintains its own dairy laboratory which operates 24 hours a day in Ohio and approximately 20 hours per day in Kentucky. These laboratories are staffed by trained Company technicians who are certified by the Ohio Department of Health for the Dairy Division and certified by the Commonwealth of Kentucky for the Southern Belle Division.

At the plant, the milk is filtered and pumped into sanitized, refrigerated silos, where it is stored for processing. As required, the milk is withdrawn from storage for processing. In the next stage of the process, the milk is pasteurized, which kills microorganisms and allows the milk to be separated into its constituent elements of milk solids and butterfat, and homogenized, which processes the milkfat constituent of the milk into a more uniform consistency to enhance "mouth-feel." The milk is then pumped to a pasteurized surge tank where it is held until bottling. After pasteurization, the milk may be further processed into a wide variety of products, based principally on butterfat content. For example, raw milk has approximately 3.7% butterfat, and the Company processes it into products, ranging from heavy cream (at 40%), to fat-free milk (less than one half of 1%). Some of the butterfat extracted from such processes is delivered to the Foods Division to produce UHT products such as dairy coffee creamers, whipping creams, sour creams, dressings and dips. See "-- Products."

The Foods Division receives truckloads of pasteurized product from the Dairy Division, the Southern Belle Division and outside sources. Once received, product is ultra-pasteurized through a direct steam injection process that allows for 60-day shelf life while preserving the flavors of the product.

Numerous quality control steps during the entire manufacturing and filling process are taken to help preclude the possibility of contamination. Additional steps include the measuring of butterfat and milk solids so as to control product standardization and cost.

Once the product is processed it is ready to be packaged in the various filling lines. Various products, including half-and-half, heavy whipping cream and UHT fluid milk are produced on these lines. Once filled, the cartons are packaged and placed in cold storage.


PRODUCTS

         The following table shows the Company's breakdown by product, as an approximate percentage of revenues, for the years ended December 31, 1995, 1996 and 1997:


                                                                    YEAR ENDED
                                                                    DECEMBER 31,
                                                                     ---------

                                                        1995             1996             1997
                                                        ----             ----             ----
      Milk                                             49.3%            52.6%             50.1%
      UHT (non milk)                                   22.1             21.9              22.8
      Cultured                                         13.2             11.5              11.8
      Frozen desserts                                   7.4              6.9               8.1
      Other                                             8.0              7.1               7.2
                                                        ---              ---               ---

           Total                                      100.0%           100.0%            100.0%
                                                      =====            =====             =====

         The Company's cultured products include cottage cheese, sour cream, imitation sour cream and non-dairy dips.

SALES AND DISTRIBUTION

Dairy and Southern Belle Divisions

The Company markets and sells its dairy products to food retailing outlets in West Virginia, southeastern Ohio, Kentucky and Tennessee, including major supermarket chains, convenience stores, minimarkets, local grocery stores, restaurants and schools.

Management believes that the Dairy and Southern Belle Divisions' existing distribution network helps the Company to introduce new products on a cost-effective and competitive basis. These divisions have an extensive distribution network, which allow the Company to provide the frequent delivery service and broad product line its customers demand. These divisions serve retail outlets from their Marietta and Somerset manufacturing facilities and eighteen distribution centers and provide services to customers, consisting of nursing homes, restaurants, hospitals, nutritional programs and Dairy Queens(R). These divisions' delivery fleets currently consist of approximately 356 trailers, 149 of which are owned and 207 of which are leased. The Company's product distribution is accomplished through the following methods: "dock pickup" (where customers pick up the product themselves from the manufacturing plant); "drop shipment" (where truck fleets deliver the product directly to customers); and "direct store delivery" (where route drivers make deliveries from a distribution point).

Foods Division

Broughton's Foods Division serves over 150 independent dairies, distributors, brokers, grocery warehouses, food service distributors and commissaries and manufactures private label products for over 40 dairies, warehouses and grocery chains. The Foods Division delivers UHT products to distributors and other dairies in refrigerated transports throughout the eastern and southeastern United States. Management believes that because of the diverse nature of the Company's business and customer base, the loss of any one Foods Division customer is unlikely to have a material adverse effect on the business, financial condition or results of operations of the Company.

An extensive distribution network, with approximately 22 transport drivers delivering approximately 40 loads per week, allows the Foods Division to provide the frequent delivery service and branded product line its customers demand. The Foods Division delivery fleet consists of 28 vehicles, three of which are owned and 25 of which are leased.


RAW MATERIALS AND SUPPLY

Dairy and Southern Belle Divisions

To ensure a constant supply of milk produced to Broughton standards, a full-time field department is maintained. Inspectors visit each dairy farm and work with the producers on product quality assurance. Over 450 farmers in Ohio, West Virginia and Kentucky produce Grade A milk for the Company. Contract haulers check the quality of raw milk and transport the milk from the farms to the plant. Fresh, raw milk is received every day of the year. In order to monitor product quality, the Company maintains its own laboratories. The laboratories are staffed by trained technicians who are certified by the Ohio Department of Health and the Commonwealth of Kentucky. The supply of milk in the United States is influenced by many factors, including seasonality and government regulation, and is therefore variable.

Certain raw materials, including milk powder, cocoa powder, sugar, flavorings, fruits, nuts and packaging supplies, are generally available from numerous third party sources. The Dairy and Southern Belle Divisions are not dependent upon any single supplier for these materials, and management believes that any supplier could be replaced in the ordinary course of business. The acquisition of Southern Belle provides the Company with a stable source of butterfat, a raw material required in the production of ice cream and Foods Division products. Southern Belle does not manufacture non-fluid dairy products and, therefore, does not utilize butterfat, a by-product of its fluid milk manufacturing processes and an integral raw material required in the production of non-fluid dairy products. Accordingly, as a result of the Southern Belle acquisition, management expects to achieve cost savings from the elimination of the Company's dependence on the "spot" market for its butterfat requirements.

Foods Division

The Foods Division receives some of its supply of raw milk and butterfat from the Company's Dairy and Southern Belle Divisions. Additional cream is purchased from numerous other suppliers. The Southern Belle acquisition provides the Company with a stable source of butterfat, a by-product of Southern Belle's fluid milk manufacturing processes and an integral raw material required in the production of the Foods Division products.

Raw materials used in the Foods Division's production processes, including sugar, flavorings, seasonings and packaging supplies, are generally available from various third party sources. The Foods Division is not dependent upon any single supplier for these materials and management believes that any supplier could be replaced in the ordinary course of business.

COMPETITION

The Company's business is highly competitive. The Company has a number of competitors in each of its major product, service and geographic markets, and many of these competitors are larger, more established and better capitalized than the Company.

Dairy Division and Southern Belle Division

Due to the perishability concerns and costs associated with transporting fresh milk, competition in the fluid dairy business tends to be regional rather than national, with strong brand identity, flexibility of service, price, breadth of product line and quality as the primary competitive factors. The Company competes primarily on the basis of quality, service, brand recognition, breadth of product line and price. Because of its size, the quality of its manufacturing facilities, the efficiency of its work force, the strength of its distribution network and the strength of its brand name, management believes the Company can continue to compete effectively within the regions currently served by the Company's dairy business.

The Dairy and Southern Belle Divisions' competitors include other large, independent dairy processing companies and dairy processors owned by grocery chains, many of which are larger and better capitalized than the Company.

In the manufacturing and distribution of ice cream, the Company competes with large integrated dairy and ice cream manufacturing companies and independent distributors of national ice cream brands. Because the Company offers brands manufactured by third parties as well as its own brand of ice cream products, it is able to compete effectively in this market by offering convenience stores and other small retailers a broad line of ice cream products and frozen novelties. The addition of the Hagan Ice Cream distributorship allows Broughton to offer an extensive line of popular national and other ice cream brands, generating sales volume from retail sites that single line or other more limited distributors may find uneconomical to service.

Foods Division

Although a pioneer in UHT processing, Broughton now competes against larger, integrated dairies and UHT manufacturing companies which are better capitalized. Consequently, Broughton only has a small percentage of the market share in the eastern United States. Management believes that there is great potential for growth in this sector. Because of the strength of its brand name, Broughton's size, the efficiency of its work force and the strength of its distribution network, management believes the Company can compete effectively in the UHT dairy business.

TRADEMARKS

The Company currently holds four registered trademarks, the Company's corporate logo, Broughton B Kitchen Guild (plus logo)(R), Kitchen Guild(R), Keepwell(R) and Sokreem(R), and also uses other trademarks that have been licensed or sublicensed from Marbo, Inc., a food company. Other than the Broughton trademark, management does not believe the loss of any of the Company's trademarks or trademark licenses would have a material adverse effect on its business, financial condition or results of operations. The Company has applications pending for the federal registration of the following three trademarks: Southern Belle(TM), Ultra Skim(TM) and Southern Belle's corporate logo and a registered trademark for SBD Good For You! (and design)(R).

GOVERNMENT REGULATION

The Company is extensively regulated under both federal and state law. The following information summarizes certain aspects of that regulation applicable to the Company and is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation at the federal, state and local levels is subject to change. To date, compliance with governmental regulations has not had a material impact on the Company's level of capital expenditures, earnings or competitive position, but, because of the evolving nature of such regulations, management is unable to predict the impact such regulation may have in the foreseeable future.

Public Health

As a manufacturer and distributor of food products, the Company is subject to the Federal Food, Drug and Cosmetic Act and regulations promulgated thereunder by the Food and Drug Administration (the "FDA"). This comprehensive regulatory scheme governs the manufacture (including composition and ingredients), labeling, packaging and safety of food. The FDA regulates manufacturing practices, including quality assurance programs, for foods through its current good manufacturing practices regulations, specifies the standards of identity for certain foods, including many of the products sold by the Company, prescribes the format and content of certain nutrition information required to appear on food product labels and approves and regulates claims of health benefits of food products.

In addition, the FDA enforces the Public Health Service Act and regulations issued thereunder, which authorize regulatory activity necessary to prevent the introduction, transmission or spread of communicable diseases. These regulations require, for example, pasteurization of milk and milk products. The Company and its products are also subject to state and local regulation through such measures as the licensing of dairy manufacturing facilities, enforcement by state and local health agencies of state standards for the Company's products, inspection of the Company's facilities and regulation of the Company's trade practices in connection with the sale of dairy products.

The Company maintains quality control laboratories at each of its dairy manufacturing facilities to test milk, other ingredients and finished products. Product quality and freshness are essential to the successful retail distribution of dairy and refrigerated dairy products. To monitor product quality at its facilities, the Company maintains quality control programs to test products during various processing and packaging stages. Each dairy manufacturing facility has its own staff of technicians who monitor products to maintain high quality formulations and to protect against contamination.

Employee Safety Regulations

The Company is subject to certain health and safety regulations, including regulations issued pursuant to the Occupational Safety and Health Act. These regulations require the Company to comply with certain manufacturing, health and safety standards.

Environmental Regulations

The Company is subject to certain federal, state and local environmental regulations. These laws include, but are not limited to, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended; the Resource Conservation and Recovery Act, as amended; the Federal Water Pollution Control Act, as amended; the Toxic Substances Control Act; the Clean Air Act; the Safe Drinking Water Act; the Oil Pollution Act of 1990; the Occupational Safety and Health Act of 1970, as amended; and their state and local counterparts and equivalents.

The Company's facilities discharge biodegradable wastewater into municipal waste treatment facilities at levels that require the Company to pay monthly wastewater surcharges to municipal water treatment authorities. These authorities may, however, require the Company to limit the level of discharges and construct pre-treatment facilities or take other action to reduce effluent discharge in the future.

The Company maintains above-ground or underground petroleum storage tanks at several of its facilities. These tanks are periodically inspected to determine compliance with applicable regulations. The Company may be required to make expenditures from time to time in order to remain in compliance with such regulations.

U.S. Dairy Support Program

The minimum price paid to producers for Grade-A milk in the United States is established by federal milk marketing orders promulgated under the Agriculture Marketing and Agreement Act of 1937. In federal milk marketing orders, a Marketing Administrator regulates minimum prices for milk based on how it is used. Each month the Market Administrator audits the books of all processors and ensures that farmers receive minimum prices. In reality, fluid processors often pay more than the minimum price. Dairy cooperatives have antitrust immunity under the Capper Volstead Act of 1922 to organize and bargain for higher prices. Further, the prices paid for milk by processors are higher than these minimums due to handling charges or other administrative fees charged by suppliers and shippers. Congress has recently passed legislation designed to phase out support prices over a specified period. See "Risk Factors--Government Regulations; Regulatory Uncertainty."

On January 23, 1998, the United States Department of Agriculture (the "USDA") announced proposed changes to the federal milk marketing order program. This was in relation to the 1996 Farm Bill which required that federal milk marketing orders be consolidated by April 1999. The USDA proposal would reduce the number of federal orders from 31 to 11 and implement a replacement for the basic formula price. In addition, the USDA will consider testimony regarding a proposal for the issuance of a temporary floor on the basic formula price for purposes of calculating the Class I and Class II milk prices until the federal reform process is completed and the new federal orders are implemented. The USDA held hearings on these and other changes which commenced on February 17, 1998 with the commencement of a public comment period. The USDA has not announced a definitive effective date for the changes as required by the 1996 Farm Bill.

The State of West Virginia is currently considering legislation which would allow West Virginia dairy farmers to join the Southern Dairy Compact. This legislation would allow the state to establish a regional over-order price for members among other provisions and mechanisms to achieve its statement of purpose as defined in the proposed legislation.

The Company is unable to evaluate the impact, if any, of proposed federal and state changes, described above, based on the information available at this time.

EMPLOYEES

As of December 31, 1997, the Company had 679 full-time employees and 40 part-time employees. Of this number, 305 were employed by the Dairy Division and its distribution branches, 117 worked in the Foods Division, and 257 in the Southern Belle Division. Broughton also employs additional employees during its peak summer season and has not experienced difficulty in meeting its seasonal employment needs. Management believes that the Company's relations with its employees are good.

The Company is party to several collective bargaining agreements with approximately 330 of its employees.

Details of collective bargaining agreements to which the Company is a party are as follows:

   LOCATION OF FACILITY               NAME OF UNION                                 EXPIRATION DATE
   ----------------------------       ---------------------------------------       ---------------------------
   Manufacturing Plant,               Retail, Wholesale, Department of Store         January 29, 1999
        Marietta, Ohio                Union, Local #379
   Manufacturing plant,               Chauffeurs, Teamsters & Helpers, Local         March 1, 2001
        Charleston, West Virginia     Union #175
   Parkersburg, West Virginia         Chauffeurs, Teamsters & Helpers, Local         September 1, 1998
                                      Union #175
   Old Washington, Ohio               Retail, Wholesale, Department Store Union,     September 1, 1999
                                      Local #379

   Charleston, West Virginia          International Brotherhood of Teamsters,        October 5, 1999
                                      Local Union #789
   Somerset, Kentucky                 Chauffeurs, Teamsters & Helpers, Local         November 1, 1999
                                      Union #783
   Somerset, Kentucky                 United Food & Commercial Workers,              January 16, 2000
                                      Local #227



EXECUTIVE OFFICERS OF THE REGISTRANT



  Name                          Age          Position and offices with Broughton
------------------------      -------      ----------------------------------------------------
Marshall T. Reynolds            61         Has served as Chairman of the Board of the Company since
                                           November 1996.

Philip E. Cline                 64         Has served as the Company's President, Chief Executive
                                           Officer and a member of the Board of Directors since
                                           November 1996.

Todd R. Fry                     32         Has served as the Company's Treasurer and Chief
                                           Financial Officer since September 1997.

George W. Broughton             40         Has held various senior management positions at the
                                           Company since 1981, including (i) Executive Vice
                                           President, Director of Sales and Marketing since 1994,
                                           (ii) Chief Executive Officer and Chairman of the Board
                                           of Directors from July 1996 to November 1996, (iii)
                                           Executive Vice President from 1989 to 1994, (iv) Director
                                           of Marketing from 1987 to 1989, and (v) Director of Ice
                                           Cream marketing from 1982 to 1987.  Mr. Broughton has
                                           also served as a member of the Company's Board of
                                           Directors since 1984.

Ronald V. Arthur, II            38         Has held various senior management positions at the
                                           Company since 1985, including (i) Vice President and
                                           General Manager of the Foods Division since July 1992
                                           and (ii) Sales Manager and acting General Manager from
                                           October 1991 to July 1992.  Mr. Arthur has also served
                                           as a member of the Company's Board of Directors since
                                           March 1997.

Martin P. Shearer               50         Vice President and General Manager of the Southern
                                           Belle Division of the Company since December 1997.


RISK FACTORS

The following risk factors should be considered carefully in evaluating the Company and its business.


RISKS RELATED TO OPERATING AND INTERNAL GROWTH STRATEGY

The Company's ability to increase the net sales of its existing operations and any subsequently acquired businesses will be affected by various factors, including demand for its products, the cost of expanding and upgrading its facilities, the Company's ability to expand the range of products offered to customers, its success in implementing strategies necessary to attract new customers and attract and retain necessary personnel and its ability to obtain necessary financing. Many of these factors are beyond the Company's control, and there can be no assurance that the Company's operating and internal growth strategies will be successful or that the Company will be able to generate cash flow adequate for its operations and to support internal growth. See "Business -- Business Strategy."


RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY; MANAGEMENT OF GROWTH

The Company intends to acquire businesses complementary to the Company's operations. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. In addition, increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including possible adverse effects on the

Company's operating results, diversion of management's attention, risks related to having adequate corporate and financial controls and procedures to manage and monitor the Company's operations as they expand, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. Customer dissatisfaction or performance problems at a single acquired company could also have an adverse effect on the reputation of the Company. There also can be no assurance that businesses acquired in the future will achieve anticipated revenues and earnings. See "Business -- Business Strategy."

In addition, any future growth also will impose significant added responsibilities on members of senior management, including the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management will be identified and retained by the Company. To the extent that the Company is unable to manage its growth efficiently and effectively, or is unable to attract and retain additional qualified management, the Company's business, financial condition and results of operations and the market price of the Common Stock could be materially adversely affected. See "Business -- Business Strategy."


RISKS RELATED TO ACQUISITION AND OTHER FINANCING

The timing, size and success of the Company's acquisition efforts and the associated capital commitments cannot be readily predicted. The Company currently intends to finance acquisitions by using shares of its Common Stock for all or a significant portion of the consideration to be paid. If the Common Stock does not maintain a sufficient market value, or if potential acquisition candidates are otherwise unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company may be required to utilize more of its cash resources, if available, in order to initiate and maintain its acquisition program. If the Company does not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

In the future, the Company may require significant amounts of additional capital to fund the internal expansion of its operations, the acquisition by it of businesses and its working capital. The exact amount of the Company's future capital requirements, however, will depend upon many factors, including the cost, timing and extent of any upgrade or expansion of its operations, the Company's ability to penetrate new markets, regulatory changes, the status of competing businesses, the magnitude of potential acquisitions and the Company's results of operations. Individually or collectively, variances in these and other factors could cause material changes in the Company's actual capital requirements.

New sources of capital may include public and private equity and debt financings by the Company. The incurrence of additional indebtedness could subject the Company to expanded or more restrictive financial covenants. There can be no assurance that additional financing will be available on acceptable terms or at all. To the extent unplanned expenditures arise or the Company's estimates of its capital requirements prove to be inaccurate, the Company may require such additional financing sooner than anticipated and in amounts greater than current expectations. If such funds are not available or are available on terms that the Company views as unfavorable, the Company may be required to limit or abandon certain of its expansion strategies. The delay or abandonment of some or all of the Company's development and expansion plans or the incurrence by the Company of additional debt could have a material adverse effect on the business, financial condition and results of operations of the Company and on the market price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


RISKS ASSOCIATED WITH PERISHABLE FOOD PRODUCTION

The food manufacturing and distribution industry is subject to varying degrees of risk. In particular, dairy products are highly perishable and must be transported timely and efficiently within a precise temperature range. As a result, the Company is always subject to risk of spoilage or contamination of its dairy products. In addition, food producers, such as the Company, may be subject to claims for damages if contaminated food causes injury to consumers. See "-- Product Liability Risks."

The food products sold by the Company include dairy products and other perishable goods with a limited shelf life. Because it is not practicable to hold excess inventory of perishable products, the Company's results of operations are partly dependent on its ability to accurately forecast its near-term sales in order to adjust its supply of perishable items accordingly. Historically, forecasting product demand has been difficult and the Company expects it to be an ongoing challenge. Failure to accurately forecast product demand could result in the Company either being unable to meet higher than anticipated demand or producing excess inventory that cannot be profitably sold. In addition, certain of the Company's trade customers have the right to return any products that are not sold by their expiration date. The inability of the Company to meet higher than anticipated demand, excess production or significant amounts of product returns could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price of the Common Stock.


PRODUCT LIABILITY RISKS

The Company may be subject to significant liability should the consumption of any of its products cause injury, illness or death. There can be no assurance that product liability claims will not be asserted against the Company or that the Company will not be obligated to recall its products. The Company has an umbrella insurance policy and carries product liability insurance and product withdrawal expense insurance. The Company's umbrella insurance policy supplements the underlying general liability and product liability and withdrawal expense insurance. There can be no assurance that this insurance will be adequate to protect the Company against product liability claims, or that such insurance will continue to be available to the Company on reasonable terms. A product recall or a product liability judgment against the Company (regardless of whether covered by insurance) could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price of the Common Stock.


GOVERNMENT REGULATION; REGULATORY UNCERTAINTY

The manufacture, processing, packaging, storage, distribution, licensing and labeling of food products are subject to extensive federal, state and local regulations. The Company's business is subject to regulation through inspection by the FDA, the USDA, and local and state health agencies. This comprehensive regulatory program establishes, among other things, the manufacturing, composition and ingredients (the "standards of identity"), labeling, packaging and safety of food and pricing of certain raw materials. For example, the FDA regulates manufacturing practices for foods through its "current good manufacturing practices" regulations, and specifies the standards of identity for certain foods. In addition, the Nutrition Labeling and Education Act of 1990, as amended, prescribes the format and content of certain nutrient information required to appear on the labels of and in health claims regarding food products. The FDA has proposed rules to amend the regulations that govern the standards of identity and the labeling of certain products eventually manufactured by the Company. No assurance can be made that such proposed FDA rules, in the form adopted, would not impose additional costs on the production of the Company's products which could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price of the Common Stock.

Enforcement actions for violations of federal, state and local regulations may include condemnation of violative products following product seizures, cease and desist orders, injunctions precluding the manufacture and shipment of products and/or monetary penalties and criminal sanctions. Noncompliance in manufacturing processes can result in warning letters from regulatory agencies and requests that the Company voluntarily recall violative products. In addition, federal and other regulators may issue adverse publicity or other product advisories against consumption of the Company's products if they believe that public health risks exist. Any of these regulatory actions could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price of the Common Stock. There can be no assurance that the Company's facilities and practices are sufficient to maintain compliance with applicable government regulations. See "Business -- Government Regulation -- Public Health."

Like many other businesses, the Company is subject to a full range of federal, state and local laws and regulations pertaining to the environment, including the discharge of materials into the environment and the handling and disposal of wastes (including solid and hazardous wastes). No assurance can be made that the Company is in compliance with all applicable environmental laws and regulations governing its business or that the Company's costs of compliance with, or any liability under, such environmental laws and regulations would not have a material adverse effect on its business, financial condition and results of operations and on the market price of the Common Stock. See "Business -- Government Regulation -- Environmental Regulations."

DEPENDENCE ON CERTAIN CUSTOMERS

Direct sales of products to the Company's 10 largest customers represented approximately 26.7% of the Company's total net sales in 1997. A loss of any of these customers or any significant reduction in sales to them could adversely affect the Company's business, financial condition and results of operations and the market price of the Common Stock.

A number of the Company's customers, such as public schools and penitentiaries, are acquired pursuant to government bid contracts. Such public sector customers have considerable ability to force the renegotiation of the terms of a contract upon the Company and frequently are significantly slower in paying outstanding accounts than are private sector entities. Termination or forced renegotiation of contracts with the Company's public sector customers or delays in payments from public sector entities could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price of the Common Stock. See "Business -- Sales and Distribution."

RISKS OF GOVERNMENT CONTRACTING

The Company faces the risks associated with government contracting, which may include substantial administrative, civil and criminal fines and penalties for, among other matters, non-compliance with federal procurement laws and regulations, employing improper billing practices, receiving or paying kickbacks or filing false claims. Government contracting requirements are complex, highly technical and subject to varying interpretation and changing government enforcement priorities and practices. As a result of its government contracts, the Company has been, is and expects in the future to be the subject of audits and investigations by government agencies. In addition to potential damage to the Company's business reputation, the failure to comply with the terms of one or more of its government contracts could also result in the Company's suspension or debarment from future government contracting and subcontracting for a significant period of time. The fines and penalties that could result from noncompliance with applicable laws and regulations, as well as the Company's suspension or debarment, could have a material adverse effect on the Company's business, financial condition and results of operations and the market price of the Common Stock. See "Legal Proceedings".

RISKS RELATING TO ANTITRUST LAWS

The dairy industry is subject to various federal and state antitrust laws which prohibit anticompetitive conduct, including price fixing, bidrigging, concerted refusals to deal and divisions of markets. The dairy industry has been in the past, and may be in the future, subject to government investigation and/or enforcement action with respect to such antitrust laws.

In criminal actions initiated by the Federal government beginning in 1990, Southern Belle and several other dairies in Kentucky and Tennessee were alleged to have violated Federal antitrust statutes relating to the submission of offers to supply milk to school districts. Southern Belle pled guilty to the government's charges in August 1992 and paid a fine of $375,000. Southern Belle also settled similar civil actions brought by the states of Kentucky and Tennessee. Following these actions and the resolution thereof, Southern Belle entered into an Agreement in Lieu of Debarment with the USDA, pursuant to which Southern Belle agreed to establish a company code of conduct and compliance procedures, which included periodic reporting to the USDA. See "Legal Proceedings".

The Company and certain other dairy companies were the subject of civil litigation initiated by the State of Ohio relating to the pricing of contracts to supply milk. On September 12, 1997, the Company settled the civil litigation initiated by the State of Ohio by agreeing to supply approximately $30,000 of the Company's product to certain school systems and paying approximately $20,000.


DEPENDENCE ON CERTAIN SUPPLIERS

Raw milk is the primary raw material of the Company. The Company purchases some of its raw milk from dairy cooperatives but buys substantially all of its raw milk, on a noncontractual, non-exclusive basis, from over 170 local dairy farms throughout Ohio and West Virginia. Substantially all of the Southern Belle Division's raw milk is supplied, on a contractual, exclusive basis, by SEGMPA, a milk farm cooperative based in Somerset, Kentucky. If for any reason SEGMPA was unable or unwilling to continue supplying the operations of the Southern Belle Division, the Company could incur substantial costs and delays in the growth and expansion of its business. See "Business -- Raw Materials and Supply."


POSSIBLE VOLATILITY OF RAW MATERIAL AND TRANSPORTATION COSTS

U.S. dairy policy since the mid-1980s has focused on gradually reducing federal government involvement in the dairy industry and moving the industry in a more market oriented direction. In order to accomplish these goals, the federal government has targeted the federal milk marketing order system and the milk price support program for reform. These reforms have resulted in the potential for greater price volatility relative to past periods, as prices are more responsive to the fundamental supply and demand of the market.

The 1996 farm bill directed the USDA to reform the federal milk marketing order system and consolidate the number of milk marketing orders from 32 regional milk marketing orders into between 10 to 14 by 1999. The Federal milk marketing order system imposes minimum pricing requirements on purchases of milk by handlers. The federal order system was established about 60 years ago to stabilize market conditions and provide consumers with adequate milk supplies while assuring dairy farmers of a minimum set price for their milk. As a consequence of this regulation, milk prices in the United States move only within a certain range, and volatility is somewhat managed.

Under the price support program, the Commodity Credit Corporation ("CCC") stands ready to buy any surplus milk at the government established support price. The CCC would buy surplus in times when supply exceeds demand, then store the surplus until demand exceeds supplies. The 1996 farm bill directed the USDA to reduce the price support level for milk produced in the United States until the end of 1999, when the price support program will be eliminated.

These changes in U.S. dairy policy could increase the risk for price volatility in the dairy industry. There can be no assurance that a material volatility in milk prices will not occur or that any such volatility would not have a material adverse effect on the Company's business, financial condition and results of operations and the market price of the Common Stock. See "Business -- Raw Materials and Supply."

The Company's earnings are especially sensitive to transportation costs, an important component of which is the cost of diesel fuel. Petroleum product prices continue to be subject to unpredictable economic, political and market factors. Accordingly, the price and availability of diesel fuel continue to be unpredictable. Increases in the price of diesel fuel translate into increases in the Company's annual transportation costs. Because transportation costs constitute a major expenditure for the Company, significant increases in diesel fuel costs could have a material adverse effect on the Company's business, financial condition and results of operations and the market price of the Common Stock.

DEPENDENCE ON KEY PERSONNEL

The future success of the Company's business operations is dependent in part on the efforts and skills of certain key members of management, including Marshall
T. Reynolds, Chairman of the Company's Board of Directors, Philip E. Cline, President and Chief Executive Officer, George W. Broughton, Executive Vice President, and Martin P. Shearer, Vice President and General Manager of Southern Belle. The loss of any of its key members of management could have an adverse effect on the Company. Except with respect to Mr. Shearer, the Company does not (i) have any written employment agreements or (ii) maintain key man life insurance with any key member of management.

RISKS RELATED TO CHANGING INDUSTRY ENVIRONMENT

The dairy industry is undergoing accelerated change and consolidation as producers, manufacturers, distributors and retailers seek to lower costs and increase services in an increasingly competitive environment of relatively static overall demand. The Company believes that these changes have led to reduced sales, reduced margins and lower profitability throughout the industry. Failure to develop a successful response to such changed market conditions, including relatively little growth in demand over the long term and reduced profitability, could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price of the Common Stock. See "Business -- Industry Overview."


SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's results have been subject to quarterly fluctuations caused primarily by the seasonal variations in demand for its milk and dairy products. For example, the Company experiences a decrease in sales to schools during months when schools close for vacation during the third quarter of each fiscal year. In addition, the Company traditionally experiences peak demand for its ice cream products during the summer months. Because the Company's results of operations from its ice cream business depend significantly on sales generated during its peak season, adverse weather during this season (such as an unusually mild or rainy period) could have a disproportionate impact on the Company's results of operations for the full year. Unexpected variations in quarterly results could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price of the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quarterly Results of Operations."


RISKS RELATED TO LABOR DISPUTES

The Company is party to various collective bargaining agreements with local unions representing a significant amount of its respective employees. Typical agreements are three to five years in duration, and as such agreements expire, the Company expects to negotiate with the unions and to enter into new collective bargaining agreements. There can be no assurance, however, that agreements will be reached without work stoppages or other labor disputes. A prolonged work stoppage or other labor dispute could have a material adverse effect on the Company's business, results of operations and financial condition and on the market price of the Common Stock. See "Business -- Employees."

CONTROL BY PRINCIPAL SHAREHOLDERS

The Company's executive officers and directors beneficially own an aggregate of 44.2% of the Company's outstanding shares of Common Stock. Such shareholders, if voting together, would likely have sufficient voting power to elect a majority of the Board of Directors, exercise control over the business, policies and affairs of the Company and, in general, determine the outcome of any corporate transaction or other matter submitted to the shareholders for approval, such as (i) any amendment to the Company's Articles of Incorporation,
(ii) any merger, consolidation, sale of all or substantially all of the assets of the Company and (iii) any "going private" transaction, and, in general, prevent or cause a change of control of the Company, all of which may adversely affect the Company and its shareholders.


ITEM 2.  PROPERTIES

The Company's executive offices are located in leased premises at 210 North Seventh Street, Marietta, Ohio. The Company has manufacturing facilities in Marietta, Ohio; Charleston, West Virginia; and Somerset, Kentucky. There are eighteen distribution centers: two in Marietta and one in each of (i) Johnstown and Old Washington, Ohio; (ii) Charleston, Ripley and Clarksburg, West Virginia. (iii) Ashland, Danville, Lexington, London, Morehead, Louisville and Russell Springs, Kentucky; and (iv) Cookeville, Nashville, Knoxville and Johnson City, Tennessee. In addition, the Hagan Ice Cream distributorship is located in Dunbar, West Virginia. In February 1998 the Company entered into a lease agreement for a warehousing and distribution facility in Charleston, West Virginia.

Dairy Division

The Dairy Division conducts its manufacturing and distribution operations from its Marietta, Ohio, plant and from eight distribution centers, one of which is owned and seven of which are leased. Management believes that the Company's dairy manufacturing and distribution facilities are adequate for current requirements and, upon completion of expansion projects currently underway, will be adequate for foreseeable requirements.

The area surrounding the Marietta, Ohio manufacturing facilities is suitable for any expansion of the Company's facilities that management may consider necessary.

The Company has applied for certain incentive packages from both the State of Ohio and Washington County, Ohio in relation to a proposed plant expansion at the Company's Marietta, Ohio, plant. The Company has received a commitment letter from the Ohio Department of Development for certain incentives including tax credits, a direct loan and grant assistance which are all contingent on final approval from various regulatory bodies. The Company has made no definitive commitment to proceed with this project at this time and the project is still under evaluation.

Foods Division

The Foods Division conducts its manufacturing and distribution operations from its Charleston, West Virginia plant. Management believes that although the manufacturing and distribution facilities at the Foods Division are aging and currently operating near the limits of their capacity, such facilities are adequate for current requirements and, upon completion of planned Company-wide expansion projects, will be adequate for foreseeable requirements.

Southern Belle Division

The Southern Belle Division conducts its manufacturing and distribution operations from its Somerset, Kentucky plant and from ten distribution centers, four of which are owned and six of which are leased. In addition, the Company performs distribution functions from its Somerset plant facility. Management believes that the Southern Belle Division's dairy manufacturing and distribution facilities are adequate for current requirements and, upon completion of expansion projects currently underway, will be adequate for foreseeable requirements. The area surrounding the Somerset, Kentucky manufacturing facilities is suitable for any expansion of the Company's facilities that management may consider necessary.


ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in or subject to various litigation and legal proceedings incidental to the normal conduct of the Company's business, including with respect to regulatory matters.

As discussed in "Risks Relating to Anti-trust Laws", Southern Belle is party to a Compliance Agreement in Lieu of Debarment (the "Compliance Agreement") with the USDA. By a notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar the Division for a period that by regulation would not exceed three years, based on alleged breaches of the Compliance Agreement by Southern Belle, prior to its merger with the Company. The Company denies that Southern Belle breached the compliance agreement and that suspension or debarment would be an appropriate sanction for any breaches that may have occurred, and has challenged the USDA's action in an administrative proceeding. The matter is currently under review by the USDA.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS.

Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Broughton Common Stock has traded on the NASDAQ National Market System since the Offering on December 9, 1997, under the symbol "MILK". The high and low prices for the period of trading commencing on December 9, 1997 through the quarter end of December 31, 1997 were a high of $17.50 and a low of $16.00.

The approximate number of holders of record of the Company's Common Stock on March 23, 1998, was 359.

The Company completed the Offering pursuant to a registration statement on Form S-1 (Registration No. 333-37387) with an effective date of December 8, 1997 and trading commencing on December 9, 1997. The settlement date on the offering shares of 1,300,000 was December 12, 1997. As a result of the Offering, the Company sold 1,495,000 (includes the underwriters' exercise of the overallotment of 195,000 shares on December 23, 1997) at the Offering price of $15.00 per share. The total gross proceeds as a result of the Offering, prior to underwriters' fees and commissions and offering costs was $22,425,000. The underwriters were Advest, Inc. and Ferris, Baker Watts, Incorporated.

The Company incurred expenses of $1,240,716 and underwriting discounts and commissions of $1,569,750, or an aggregate of $2,810,466 of expenses and underwriting discounts and commissions as a result of the Offering. The net proceeds from the Offering were approximately $19.6 million. Of such net proceeds, approximately $2.7 million was used to finance the cash portion of the consideration for the Southern Belle acquisition. The Company utilized approximately $6.5 million to repay certain indebtedness of the Company. It is anticipated that the remaining proceeds will be utilized for capital expenditures, working capital, general corporate purposes and for strategic acquisitions of businesses, products or technologies complementary to the Company's business.

In connection with the acquisition of Southern Belle on December 12, 1997, the Company issued 156,675 shares of Common Stock with a dollar value of $2,350,135 to three stockholders of Southern Belle. The Company issued the Common Stock in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

The following table sets forth the quarterly dividends per share declared on Broughton Common Stock.

                                                 1996                   1997
                                                 ----                   ----
         First Quarter (1)                     $.0067                 $.0067
         Second Quarter (1)                     .0067                  .0067
         Third Quarter (1)                      .0067                  .0500
         Fourth Quarter (1)                     .0067                  .0500

         (1) On August 17, 1997, the Company's Board of Directors approved a 30-for-1 stock split in the form of a stock dividend. Retroactive restatement has been made to all share and per share amounts to reflect the stock split.


DIVIDEND POLICY

The Company has in the past declared cash dividends on its Common Stock. Although the Board of Directors presently anticipates continuing this policy, the declaration of cash dividends will be at the discretion of the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors, including applicable law and any restrictions set forth in credit facilities entered into by the Company.


ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data of the Company as of and for the five years ended December 31, 1997. Such data as of and for the five years ended December 31, 1997, are derived from the Company's audited financial statements.

The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and the related Notes thereto.

                                                                        YEAR ENDED DECEMBER 31
                                                  ------------------------------------------------------------------
                                                     1993         1994          1995          1996           1997
                                                     ----         ----          ----          ----           ----
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:

   Net sales                                         $68,087       $73,552       $72,253       $83,919       $87,170
   Cost of sales                                      54,517        59,238        58,992        68,669        69,292
                                                     -------       -------       -------       -------       -------
   Gross profit                                       13,570        14,314        13,261        15,250        17,878
                                                     -------       -------       -------       -------       -------
   Operating costs and expenses:
     Selling and distribution                         10,194        10,675        11,316        12,064        13,945
     General and administrative                        1,957         2,328         2,294         2,453         2,080
                                                     -------       -------       -------       -------       -------
   Operating income (loss)                             1,419         1,311         (349)           733         1,853
                                                     -------       -------       -------       -------       -------
   Other income (expenses):
     Other income, net (1)                               144            72           132         3,244           230
     Interest (expense), net                           (230)         (195)         (239)         (217)         (143)
                                                     -------       -------       -------       -------       -------
   Income (loss) before income taxes                   1,333         1,188         (456)         3,760         1,940
   Income tax expense (benefit)                          543           444         (149)         1,431           761
                                                     -------       -------       -------       -------       -------
   Net income (loss)                                    $790          $744        ($307)        $2,329        $1,179
                                                     =======       =======       =======       =======       =======
   Basic earnings (loss) per share (2)                 $0.18         $0.18       ($0.08)         $0.59         $0.28
                                                     =======       =======       =======       =======       =======
   Diluted earnings (loss) per share (2)               $0.17         $0.17       ($0.08)         $0.57         $0.28
                                                     =======       =======       =======       =======       =======
   Cash dividends per common share (2)                $.0067        $.0267        $.0267        $.0267        $.1133
                                                     =======       =======       =======       =======       =======




                                                       1993        1994        1995       1996        1997
                                                  -------------------------------------------------------------
                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
     Cash and cash equivalents                      $     596    $    957    $    161 $    2,308  $    9,633
     Working capital                                    4,844       5,561       4,281      7,315      16,693
     Total assets                                      16,375      16,319      17,454     18,538      46,248
     Total debt                                         2,114       1,782       2,151      1,856          58
     Shareholders' equity                               8,186       8,692       7,881     10,428      32,988


(1) Other income for the year ended December 31, 1996 includes a $3.0 million pre-tax gain on the sale of an investment.

(2) On August 27, 1997, the Company's Board of Directors approved a 30-for-1 stock split in the form of a stock dividend. Retroactive restatement has been made to all share amounts to reflect the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is a leading manufacturer and distributor of fresh milk and related dairy products in Ohio, West Virginia, Kentucky, Tennessee and parts of the eastern United States. The Company has grown primarily through internal growth and strategic acquisitions. Through such growth, the Company has realized regional economies of scale and operational efficiencies. The Company operates through three major divisions -- the Dairy Division based in Marietta, Ohio; the Foods Division based in Charleston, West Virginia; and the Southern Belle Division based in Somerset, Kentucky.

As a result of the Southern Belle acquisition, the Company has taken and expects to take a number of actions intended to integrate the operations of Southern Belle with the Company's existing operations and to reduce overall selling, general and administrative expenses. These actions include reducing executive salaries, realizing savings through the consolidation of benefits, eliminating duplicative functions and integrating the management information systems of Southern Belle with those of the Company. In addition, Southern Belle previously purchased certain products from outside suppliers, including UHT products, cottage cheese, sour cream and ice cream, each of which can be supplied by the Company at an anticipated cost savings. The acquisition is expected to provide the Company with an ample source of butterfat, a raw material required in the production of many items within the Foods Division, including heavy whipping cream, table cream, aerosol whipped toppings and half-and-half. Southern Belle does not manufacture non-fluid dairy products and, therefore, does not utilize butterfat, a by-product of its fluid milk manufacturing processes and an integral raw material required in the production of non-fluid dairy products. Accordingly, as a result of the Southern Belle acquisition, management expects to achieve cost savings from the elimination of the Company's dependence on the "spot" market for its butterfat requirements. There can be no assurance that the Company will be successful in integrating the operations of Southern Belle and realizing the anticipated cost savings.

Approximately $1.7 million of the purchase price for the Southern Belle acquisition has been recorded by the Company as goodwill. Goodwill will be amortized as a non-cash charge to the income statement over a period of 40 years. The impact of this amortization will result in a charge to earnings of approximately $43,400 annually.

The Company's net sales consist primarily of sales of products derived from raw milk, including fluid milk, frozen desserts, cultured products and UHT products. Revenues are recognized by the Company when the Company's products are received by the customer. The Company's revenues are subject to quarterly fluctuations caused by seasonal variations in the demand for milk and dairy products.

The Company's cost of sales consists primarily of raw materials, including milk and items procured from outside parties, such as packaging material, and manufacturing costs, including direct labor and overhead. Significant factors affecting the Company's cost of sales include the costs of raw materials and labor and benefit rates.

The Company's operating costs consist of selling, distribution, general and administrative components. These costs include salaries for sales and marketing personnel, certain administrative personnel and executive salaries as well as salary and related costs for transportation and distribution.


RESULTS OF OPERATIONS

The following table presents certain information concerning the Company's results of operations, including certain information presented as a percentage of net sales.

                                              1995                       1996                           1997
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)
Net sales                              $72,253         100.0%      $83,919        100.0%      $87,170         100.0%
Cost of sales                           58,992          81.6        68,669         81.8        69,292          79.5

Gross profit                            13,261          18.4        15,250         18.2        17,878          20.5
Operating costs and expenses            13,610          18.8        14,517         17.3        16,025          18.4
Operating income (loss)                  (349)         (0.5)           733          0.9         1,853           2.1
Other income (expense), net              (108)         (0.1)         3,027          3.6            87           0.1
                                       -------       -------       -------        -----       -------         -----
Net income (loss)                       ($307)          (0.4)%      $2,329          2.8%       $1,179           1.4%

Earnings (loss) per
common share:
  Basic                                ($0.08)                    $0.59                     $0.28
                                       =======                    =====                     =====
  Diluted                              ($0.08)                    $0.57                     $0.28
                                       =======                    =====                     =====

Shares used in computing
Earnings (loss) per common share:
  Basic                                  4,050                     3,934                     4,206
                                       =======                    ======                    ======
  Diluted                                4,050                     4,114                     4,207
                                       =======                    ======                    ======

Year ended December 31, 1997 Compared to Year ended December 31, 1996

Net Sales

Net sales for 1997 increased $3.3 million or 3.9%, to 87.2 million from 83.9 million for 1996. The increase in net sales was primarily due to (i) favorable market conditions, (ii) the Company's pricing strategies with its current customers, (iii) a sales expansion into the northeast and (iv) the acquisition of Southern Belle for 20 days of 1997 and the acquisition of Johnson Dairy in May 1997. The increase in net sales for 1997 compared to 1996 would have been greater except for a one-time net sales increase in 1996 resulting from the Company entering into a co-packing arrangement with another dairy for the production of a nationally known brand product and the Company receiving certain one-time net sales from another dairy which had ceased operations due to a labor related work stoppage in the third quarter of 1996.

Cost of Sales

Cost of sales for 1997 increased $624,000, or 0.9%, to $69.3 million from $68.7 million in 1996. Cost of net sales as a percentage of sales, however, decreased to 79.5% in 1997 from 81.8% in 1996 primarily as a result of (i) reductions in raw material prices and changes in customer mix for certain sales in 1996 related to the Company entering into a co-packing arrangement with another dairy for the production of a nationally known brand product and (ii) the Company receiving certain one-time sales from another dairy which had ceased operations due to a labor related work stoppage in the third quarter of 1996, which sales had a higher cost basis as a percentage of sales.

Operating Expenses

Operating expenses for 1997 increased $1.5 million, or 10.4%, to $16.0 million from $14.5 million in 1996. Operating expenses as a percentage of net sales were 18.4% in 1997 compared to 17.3% in 1996. Operating expenses as a percentage of net sales increased primarily due to a shift in customer mix from customers who utilized the Company's dock pickup program in 1996 to customers requiring additional delivery services.

Other Income

Other income for 1997 was $87,000 compared to $3.0 million in 1996. The decrease in other income was due primarily to a pre-tax gain of $3.0 million on the sale of the Company's investment in the nonmarketable common stock of a privately held entity which was sold by the Company to enhance cash flow, which resulted in cash proceeds of $3.1 million in 1996. The decrease was also impacted by the additional income earned on life insurance proceeds in 1996 upon the death of the former Chairman.

Net Income

For the reasons set forth above, net income for 1997 decreased $1.2 million to $1.2 million, or $0.28 per share on a diluted basis, from $2.3 million, or $0.57 per share on a diluted basis in 1996. The 1996 net income per share was favorably impacted by a pre-tax gain of $3.0 million on the sale of an investment in the non-marketable common stock of a privately held entity.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995.

Net Sales

Net sales for 1996 increased $11.7 million, or 16.1%, to $83.9 million from $72.3 million for 1995. Net sales increased primarily due to (i) the Company changing its distribution strategy in a certain market by selling its products directly to customers of a former distributor through the Company's own distribution centers and (ii) a one-time net sales increase in 1996 resulting from the Company entering into a co-packing arrangement with another dairy for the production of a nationally known brand product.

Cost of Sales

Cost of sales for 1996 increased $9.7 million, or 16.4%, to $68.7 million from $59.0 million in 1995. Cost of sales as a percentage of net sales was 81.8% in 1996 compared to 81.6% in 1995. This increase in cost of sales was primarily due to (i) increased volume in 1996, which led to an expanded base for overhead absorption, and (ii) certain lower raw material prices in 1995.

Operating Expenses

Operating expenses for 1996 increased $908,000, or 6.7%, to $14.5 million from $13.6 million in 1995. Operating expenses as a percentage of net sales decreased to 17.3% in 1996 from 18.8% in 1995. This percentage decrease was primarily due to lower distribution expenses associated with the Company's co-packing arrangement discussed above.

Other Income (Expense)

Other income (expense), net for 1996 increased $3.1 million to $3.0 million from an expense of $108,000 in 1995. The increase in other income was due primarily to a pre-tax gain of $3.0 million on the sale of the Company's investment in the nonmarketable common stock of a privately held entity which was sold by the Company to enhance cash flow, which resulted in cash proceeds of $3.1 million. The increase also reflected additional income earned on life insurance proceeds upon the death of the former Chairman.

Net Income (Loss)

For reasons set forth above, net income for 1996 increased $2.6 million to $2.3 million, or $0.57 per share on a diluted basis, from a net loss of $307,000 for 1995, or a loss of $0.08 per share on a diluted basis.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its capital expenditures and working capital requirements through cash generated from operating activities. The Company's working capital position increased to $16.7 million at December 31, 1997 from $7.3 million at December 31, 1996. The increase of $9.4 million was primarily attributable to the net proceeds from the Offering after extinguishment of primarily all of the Company's interest bearing debt and payment of the cash consideration to Southern Belle stockholders.

Cash Flows Provided by (Used in) Operating Activities.

Cash flows provided by (used in) operating activities for fiscal years 1995, 1996 and 1997 were ($216,000); $126,000; and ($1,073,000) respectively.

Cash Flows Provided by (Used in) Investing Activities.

Cash flows provided by (used in) investing activities for fiscal years 1995, 1996 and 1997 were ($1.4 million), $3.0 million and ($4.1 million), respectively.

Cash flows used in investing activities have historically consisted of capital expenditures. The Company's capital expenditures for 1997 were $2.0 million, compared to $500,000 for 1996. The Company anticipates, however, that its capital expenditures in future periods will significantly exceed historical levels. The Company is currently considering a number of alternatives to upgrade and expand existing plant and facilities and/or to construct new facilities. The Company intends to seek financing for the expansion plans through a combination of grants or loans from state development agencies, bank borrowings or excess cash flow from operations. In addition, if such financing is not available or is on terms that the Company does not view as favorable, the Company may be required to limit or curtail the scope of the expansion plans.

Although no specific decisions have been made, management is currently evaluating improvements to existing manufacturing capacity, including upgrading existing facilities and production equipment, constructing new facilities, using facilities gained in acquisition transactions, or any combination of such measures. Management expects the net proceeds of the Offering and any additional borrowings will provide the Company with adequate resources to pursue the foregoing strategies and does not anticipate any material disruption to the Company's operations would result from the implementation of such plans.

In December of 1997, the Company expended $2.2 million for the cash consideration and related acquisition costs for the purchase of Southern Belle, net of cash acquired.

In May 1997, the Company acquired substantially all of the operating assets of Johnson's All-Star Dairy ("Johnson") for approximately $565,000 in cash. Johnson sells dairy products in West Virginia, eastern Kentucky and southeastern Ohio.

In November 1996, the Company received approximately $3.1 million from the sale of an investment of stock of a privately held company. The Company recorded a gain on the sale of such stock in the amount of $3.0 million.

Cash Flows Provided by (Used in) Financing Activities.

Cash flows provided by (used in) financing activities for fiscal years 1995, 1996 and 1997 were $777,000, ($989,000) and $12.5 million, respectively. The
Company received net proceeds from the Offering on December 12, 1997 and the underwriter's exercise of the over-allotment on December 23, 1997 in the aggregate amount of $19.7 million. As a result of the Offering, all debt was paid down, as of December 31, 1997 in the aggregate amount of $7.5 million with the exception of a capital lease obligation with an outstanding balance of $58,297 at December 31, 1997.

In December 1991, the Company entered into a $1.4 million unsecured revolving credit agreement with a bank. The line of credit bears interest at a rate equal to the bank's commercial loan base rate. For 1997, the average weighted average interest rate under the Line of Credit Agreement was 9.5%. At December 31, 1997, there were no amounts outstanding under this Line of Credit Agreement.

On January 5, 1998, the Company replaced the $1.4 million uncollateralized line of credit with a $4.0 million uncollateralized line of credit. Interest on this line of credit is .25 percentage points under the highest prime rate as published by the Wall Street Journal. The initial interest rate is 8.25%.

On February 16, 1998, the Company entered into a commitment agreement with a bank to provide two additional credit facilities. The first facility provides for a $15.0 million line of credit with interest at either the bank's prime rate or LIBOR plus a margin. The borrowings under this agreement are uncollateralized and the Company pays a commitment fee on unused borrowings ranging from .20% to .35%. The second facility is a $5.0 million uncollateralized capital expenditure line of credit at either the bank's prime rate or LIBOR plus a margin. The borrowings under this commitment are uncollateralized and provide for monthly interest-only payments for one year, converting to term debt to be paid over seven years.

The most restrictive covenants under these agreements are the maintenance of a maximum funded debt to Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio, a minimum tangible net worth and a cashflow coverage ratio.

The Company believes that the proceeds from the Offering, expected cash flows from operating activities and cash flows from financing activities will be sufficient to fund the Company's capital requirements for at least the next 12 months. To the extent that the Company is successful in consummating acquisitions and/or implementing its expansion plans, it may be necessary to finance such acquisitions and/or expansion plans through the issuance of additional equity securities, incurrence of indebtedness or both.


YEAR 2000

The Company is taking action to provide that its computer systems are capable of processing for the year 2000 and beyond and as part of a new software system recently being implemented. The Company expects the new system to be fully compliant with year 2000 capabilities by the first quarter of 1999. The costs associated with year 2000 compliance are not expected to significantly affect operating cash flow.


INFLATION

The impact of inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.


NEW ACCOUNTING PRONOUNCEMENTS

In July 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 will be adopted for the year ended December 31, 1998 and the Company does not expect this adoption to have a material impact on earnings per share.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures for each segment of an enterprise that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997 and earlier application is encouraged. Under the terms of the new standard, the Company will continue to report as a single segment unless the restaurant operation becomes material.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", which requires revisions of employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for financial statements for periods beginning after December 15, 1997 and earlier application is encouraged. The Company will adopt this statement for the year ended December 31, 1998.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and other information required by this item are contained in the financial statements and footnotes thereto listed in the index on page F-1 on this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were none.


                                    PART III


ITEMS 10. THROUGH 13.

Information required by Part III (Items 10 through 13) of this Form 10-K is incorporated by reference to the Company's definitive Proxy Statement for the Annual Meeting of Shareholders for the fiscal year ended December 31, 1997, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(1) Financial Statements
    The consolidated balance sheets at December 31, 1997 and 1996, the related consolidated statements of operations, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended December 31, 1997, and the notes thereto, together with the report from Coopers & Lybrand L.L.P. dated February 24, 1998, are filed in Section F-1 of this report.

(2) Schedules other than those listed on page F-1, are omitted because of the absence of conditions under which they are required or because the information required is included in the consolidated financial statements and notes thereto.

(3) No reports on Form 8-K were filed during the period covered by this report.

(4) EXHIBITS

       Description                                 Reference                                         Page No.
       -----------                                 ---------                                         -------
    (2)    Plan of acquisition,                    Agreement and Plan of Merger, dated as of
           reorganization, arrangement,            September 29, 1997, among the Company and
           liquidation or succession.              Southern Belle, the Directors and certain
                                                   shareholders thereof.  Incorporated herein by
                                                   reference from Exhibit 2 to Amendment No. 2, to
                                                   the Registration Statement on Form S-1, (File
                                                   No. 333-37387), dated  December 8, 1997.
    (3)    3.1 Articles of Incorporation           Incorporated herein by reference from
                                                   Exhibit 3.1 to Amendment No. 1 to the
                                                   Registration Statement on Form S-1, (File
                                                   No. 333-37387), dated November 26, 1997.
           3.2 Code of Regulations                 Incorporated herein by reference from as
                                                   Exhibit 3.2 to Amendment No. 1 to the
                                                   Registration Statement on Form S-1, (File
                                                   No. 333-37387), dated November 26, 1997.
    (10)   Material Contracts                      Form of Employment agreement between the
                                                   Company and Martin P. Shearer.  Incorporated
                                                   Herein by reference to Exhibit 10 to Amendment
                                                   No. 1 to the Registration Statement on
                                                   Form S-1, (File No. 333-37387), dated
                                                   November 26, 1997.

    (21)   Subsidiaries of the registrant                A list of the Company's subsidiaries is not
                                                         provided because they, considered in the
                                                         aggregate as a single subsidiary, would not
                                                         constitute a significant subsidiary as of the end of
                                                         the year covered by this report.
    (23)   Consent of Coopers & Lybrand L.L.P.           Filed herewith
    (24)   Powers of Attorney                            Filed herewith
    (27)   Financial Data Schedule                       Filed herewith for current period.
  (27.1)   Financial Data Schedule                       Restated Financial Data Schedule, filed herewith.
  (27.2)   Financial Data Schedule                       Restated Financial Data Schedule, filed herewith.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROUGHTON FOODS COMPANY

By:      /s/  PHILIP E. CLINE
         --------------------------------------
         Philip E. Cline
         President and Chief Executive Officer

Date:    March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                               Title                                 Date
             ---------                               -----                                 ----
                 *                           Chairman of the Board                    March 30, 1998
-----------------------------------              of Directors
        Marshall T. Reynolds

/s/       PHILIP E. CLINE                 President, Chief Executive                  March 30, 1998
-----------------------------------          Officer and Director
          Philip E. Cline                (Principal Executive Officer)

/s/         TODD R. FRY                  Treasurer and Chief Financial                March 30, 1998
-----------------------------------       Officer (Principal Financial
            Todd R. Fry                     and Accounting Officer)

            *                                 Director                           March 30, 1998
--------------------------------
   Ronald V. Arthur, II

            *                                 Director                           March 30, 1998
--------------------------------
   George W. Broughton

            *                                 Director                           March 30, 1998
--------------------------------
     Robert E. Evans

            *                                 Director                           March 30, 1998
--------------------------------
   Charles R. Hooten, Jr.

            *                                 Director                           March 30, 1998
--------------------------------
      Neal W. Scaggs

            *                                 Director                           March 30, 1998
--------------------------------
    Philip Todd Shell

            *                                 Director                           March 30, 1998
--------------------------------
     Kirby J. Taylor

            *                                 Director                           March 30, 1998
--------------------------------
     Paul T. Theisen

            *                                 Director                           March 30, 1998
--------------------------------
     Thomas W. Wright

*By:  /s/ PHILIP E. CLINE
--------------------------------
          Philip E. Cline
          Attorney in Fact

REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders and the Board of Directors
  Broughton Foods Company and Subsidiary

  We have audited the accompanying consolidated balance sheets of Broughton Foods Company and Subsidiary as of December 31, 1996 and 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Broughton Foods Company and Subsidiary as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                        COOPERS & LYBRAND L.L.P.

Columbus, Ohio
February 24, 1998

                     BROUGHTON FOODS COMPANY AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                                    DECEMBER 31,
                                                                                    ------------
                                                                               1996               1997
                                                                               ----               ----
Current assets:
      Cash and cash equivalents                                          $2,307,815         $9,633,184
      Accounts receivable, less allowance for
         doubtful accounts of $243,000 and $465,000
         at December 31, 1996 and 1997, respectively                      7,666,497         12,767,043
      Inventories                                                         2,122,822          3,551,281
      Prepaid expenses                                                      378,086            897,017
      Refundable income taxes                                               168,651            230,775
      Deferred income taxes                                                 266,604            100,437
                                                                   ----------------    ---------------
           Total current assets                                          12,910,475         27,179,737
                                                                   ----------------    ---------------

Property, plant and equipment, at cost:
      Buildings and land improvements                                     2,661,384          5,958,861
      Machinery and equipment                                            12,107,264         18,935,308
      Leasehold improvements                                                459,944            464,156
      Assets under construction                                                                798,093
                                                                   ----------------    ---------------
                                                                         15,228,592         26,156,418
           Less accumulated depreciation and amortization                10,915,391         11,586,612
                                                                   ----------------    ---------------
                                                                          4,313,201         14,569,806
      Land                                                                  958,052          1,662,819
                                                                   ----------------    ---------------
                                                                          5,271,253         16,232,625
                                                                   ----------------    ---------------

Cash surrender value of officer's life insurance, net of policy
    loans of $2,920 at December 31, 1997                                                       197,775
Other assets                                                                 91,967          2,296,389
Prepaid pension costs                                                       264,601            341,968
                                                                   ----------------    ---------------
                                                                            356,568          2,836,132
                                                                   ----------------    ---------------
      Total assets                                                      $18,538,296        $46,248,494
                                                                   ================    ===============

   The accompanying notes are an integral part of the consolidated financial statements.

                     BROUGHTON FOODS COMPANY AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS, Continued

                      LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                         DECEMBER  31,
                                                                                         -------------
                                                                            1996                              1997
                                                                            ----                              ----
Current liabilities:
      Accounts payable                                                $4,090,610                       $ 8,124,356
      Accrued expenses and other                                         595,574                         1,801,488
      Accrued taxes, other than income taxes                             469,656                           520,411
      Current installments on term debt                                  203,408                            21,767
      Income taxes payable                                               236,608                            18,536
                                                                   -------------                     -------------
           Total current liabilities                                   5,595,856                        10,486,558
                                                                   -------------                     -------------

Term debt, net of current installments                                 1,652,142                            36,530
Deferred income taxes                                                    531,489                         2,423,385
Other                                                                    330,356                           314,016
Commitments and contingencies
Shareholders' equity:
      6% cumulative preferred stock, $100 par value (redeemable
          at $110 per share); 4,000 shares authorized; 310
          shares and 0 shares issued and outstanding at December
          31, 1996 and December 31, 1997, respectively.                   31,000

       Common stock, $1 par value; 10,000,000 shares authorized;
          4,662,900 and  6,314,575 shares issued at December 31,
          1996 and 1997, respectively                                  4,662,900                         6,314,575
      Additional paid-in capital                                         167,524                        20,482,702
      Retained earnings                                                6,077,153                         6,698,452
                                                                   -------------                     -------------
                                                                      10,938,577                        33,495,729
      Less 543,240 and 540,240 shares
           at December 31, 1996 and
           December 31, 1997, respectively,
           of common stock in treasury, at cost                          510,124                           507,724
                                                                   -------------                     -------------

Total shareholders' equity                                            10,428,453                        32,988,005
                                                                   -------------                     -------------


Total liabilities and shareholders' equity                           $18,538,296                       $46,248,494
                                                                   =============                     =============


   The accompanying notes are an integral part of the consolidated financial statements.

                     BROUGHTON FOODS COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                   YEARS ENDED DECEMBER 31,
                                                                   ------------------------
                                                         1995               1996               1997
                                                         ----               ----               ----
Net sales                                         $72,252,740        $83,918,822        $87,170,309
Cost of sales                                      58,992,170         68,668,621         69,292,473
                                             ----------------        -----------      -------------
     Gross profit                                  13,260,570         15,250,201         17,877,836
Operating costs and expenses:
   Selling and distribution                        11,315,988         12,064,418         13,945,123
   General and administrative
    expenses                                        2,293,582          2,453,106          2,080,157
                                             ----------------        -----------      -------------
                                                   13,609,570         14,517,524         16,025,280
                                             ----------------        -----------      -------------

Income (loss) from operations                       (349,000)            732,677          1,852,556
Other income (expense):
   Gain on sale of investment in stock
                                                                       2,976,453
   Other income, net                                  131,800            267,685            229,557
   Interest expense, net                           ( 239,400)          (216,749)          (142,485)
                                             ----------------        -----------      -------------
                                                    (107,600)          3,027,389             87,072
                                             ----------------        -----------      -------------

Income (loss) before income taxes                   (456,600)          3,760,066          1,939,628
Total income tax expense (benefit)                  (149,450)          1,430,807            761,037
                                             ----------------        -----------      -------------
Net income (loss)                                   (307,150)          2,329,259          1,178,591
Preferred dividends                                     1,990              1,986
                                             ----------------        -----------      -------------

Net income (loss) available to common
shareholders                                       ($309,140)         $2,327,273         $1,178,591
                                             ================        ===========      =============

Earnings (loss) per common share:
   Basic                                              ($0.08)              $0.59              $0.28
                                             ================        ===========      =============
   Diluted                                            ($0.08)              $0.57              $0.28
                                             ================        ===========      =============

Shares used in computing earnings (loss) per common share:

   Basic                                            4,050,000          3,934,320          4,205,536
                                             ================        ===========      =============
   Diluted                                          4,050,000          4,113,734          4,207,193
                                             ================        ===========      =============

   The accompanying notes are an integral part of the consolidated financial statements.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the years ended December 31, 1995, 1996 and 1997


                                          Number of  Preferred   Number of      Common
                                           Shares      Stock       Shares       Stock
                                          Preferred   Amount       Common       Amount
                                            Stock                   Stock
                                          --------  ----------   ----------  ----------
Balances, December 31, 1994                    331      33,100    4,662,900   4,662,900
  Net Loss
  Cash dividends:
     Preferred stock, $6 per share
     Common stock, $.0267 per share
     Cost of 297,120 shares of
     treasury stock purchased
                                          --------  ----------   ----------  ----------

Balances, December 31, 1995                    331    $ 33,100    4,662,900 $ 4,662,900
  Net Income
  Cash dividends:
     Preferred stock, $6 per share
     Common stock, $.0267 per share
  Proceeds from sale of 229,500
     shares of treasury stock under an
     incentive stock option plan,
     including tax benefits
  Cost of 15,000 shares of
     treasury stock purchased
  Cost of 21 shares of preferred              (21)     (2,100)
     stock purchased and retired
                                          --------  ----------   ----------  ----------

Balances, December 31, 1996                    310      31,000    4,662,900   4,662,900
  Net Income
  Common stock cash dividends,
       $.0633 per share
  Common stock cash dividends,
     $.05 per share
  Proceeds from sale of 3,000 shares
     of treasury stock under an
     incentive stock option plan,
     including tax benefits
  Cost of 310 shares of preferred
     stock purchased and retired             (310)    (31,000)
  Proceeds from initial public
     offering of 1,495,000 shares of
     common stock, net of initial
     public offering cost                                         1,495,000   1,495,000
  Issuance of 156,675 shares of
     common stock for an acquisition                                156,675     156,675

                                          --------  ----------   ----------  ----------
Balances, December 31, 1997                      0          $0    6,314,575  $6,314,575
                                          ========  ==========   ==========  ==========



                                          Additional     Retained     Treasury       Total
                                            Paid-In      Earnings       Stock
                                            Capital

                                         -----------   -----------  -----------   -------------
Balances, December 31, 1994                  $     0   $ 4,305,393  $ (309,640)     $ 8,691,753
  Net Loss                                               (307,150)                    (307,150)
  Cash dividends:
     Preferred stock, $6 per share                         (1,990)                      (1,990)
     Common stock, $.0267 per share                      (108,010)                    (108,010)
     Cost of 297,120 shares of
     treasury stock purchased                                         (393,460)       (393,460)
                                         -----------   -----------  -----------   -------------

Balances, December 31, 1995                        0     3,888,243    (703,100)       7,881,143
  Net Income                                             2,329,259                    2,329,259
  Cash dividends:
     Preferred stock, $6 per share                         (1,986)                      (1,986)
     Common stock, $.0267 per share                      (105,268)                    (105,268)
  Proceeds from sale of 229,500
     shares of treasury stock under an
     incentive stock option plan,
     including tax benefits                  167,524      (33,095)      212,976         347,405
  Cost of 15,000 shares of
     treasury stock purchased                                          (20,000)        (20,000)
  Cost of 21 shares of preferred                                                        (2,100)
     stock purchased and retired
                                         -----------   -----------  -----------   -------------

Balances, December 31, 1996                  167,524     6,077,153    (510,124)      10,428,453
  Net Income                                             1,178,591                    1,178,591
  Common stock cash dividends,
       $.0633 per share                                  (262,505)                    (262,505)
  Common stock cash dividends,
     $.05 per share                                      (288,717)                    (288,717)
  Proceeds from sale of 3,000 shares
     of treasury stock under an
     incentive stock option plan,
     including tax benefits                    2,194                      2,400           4,594
  Cost of 310 shares of preferred
     stock purchased and retired                           (6,070)                     (37,070)
  Proceeds from initial public
     offering of 1,495,000 shares of
     common stock, net of initial
     public offering cost                 18,119,534                                 19,614,534
  Issuance of 156,675 shares of
     common stock for an acquisition       2,193,450                                  2,350,125

                                         -----------   -----------  -----------   -------------
Balances, December 31, 1997              $20,482,702    $6,698,452   ($507,724)     $32,988,005
                                         ===========   ===========  ===========   =============


   The accompanying notes are an integral part of the consolidated financial statements.

                            BROUGHTON FOODS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                      1995            1996             1997
                                                                      ----            ----             ----
Cash flows from operating activities:
     Net income (loss)                                          ($307,150)      $2,329,259       $1,178,591
     Adjustment to reconcile net income (loss) to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                            883,710         890,482        1,030,981
          Bad debt expense                                         188,900         402,105           32,000
          Gain on sale of investment in stock                                  (2,976,453)
          Gain on disposal of property, plant and equipment       (42,080)       (170,591)         (35,452)
          Gain on life insurance proceeds                                         (76,868)
          Deferred income taxes                                   (80,500)        (67,315)          197,792
          Change in assets and liabilities:
               Accounts receivable                               (802,810)       (437,892)       (1,452,784)
               Inventories                                         (7,710)         217,308         (252,681)
               Prepaid expenses                                   (82,960)          43,274         (112,720)
               Refundable income taxes                           (274,800)         106,149          (62,124)
               Other assets                                       (24,680)          19,365         (363,774)
               Prepaid and accrued pension costs                  (42,821)        (27,401)          (77,367)
               Accounts payable                                    420,055       (368,265)         (920,252)
               Accrued expenses and other                         (32,154)          35,364            15,453
               Accrued taxes                                        14,270        (28,524)            50,755
               Income taxes payable                               (60,780)         236,608         (218,072)
               Other long-term liabilities                          35,350           (381)          (83,535)
                                                            --------------    ------------    --------------

                   Total adjustments                                90,990     (2,203,035)       (2,251,780)
                                                            --------------    ------------    --------------

     Net cash provided by (used in) operating activities         (216,160)         126,224       (1,073,189)
                                                            --------------    ------------    --------------


Cash flows from investing activities:
     Proceeds from sale of investment in stock                                   3,056,196
     Proceeds from disposal of property, plant and
        equipment                                                   64,550         299,835           109,282
     Purchases of property, plant and equipment                (1,419,840)       (500,149)       (1,983,663)
     Proceeds from officer's life insurance                                        598,239
     Increase in cash surrender value of officer's life
        insurance                                                  (1,100)       (445,141)
     Business acquisitions, net of cash acquired                                                 (2,197,790)
                                                            --------------    ------------    --------------

     Net cash provided by (used in) investing activities      ($1,356,390)      $3,008,980      ($4,072,171)
                                                            --------------    ------------    --------------

                                   continued,


   The accompanying notes are an integral part of the consolidated financial statements.

                            BROUGHTON FOODS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       YEARS ENDED DECEMBER 31,
                                                                 1995            1996            1997
Cash flows from financing activities:
     Line of credit, net                                          $911,650      ($911,650)
     Payments on term debt                                       (346,995)       (294,980)     ($7,487,295)
     Proceeds from term debt                                       716,000                          565,000
     Purchase of treasury stock                                  (393,460)        (20,000)
     Issuance of treasury stock, including tax benefits                            347,405            4,594
     Purchases of preferred stock                                                  (2,100)         (37,070)
     Dividends paid                                              (110,000)       (107,254)        (262,505)
     Proceeds from initial public offering, net of costs                                         19,688,005
                                                              ------------    ------------    -------------

     Net cash provided by (used in) financing activities           777,195       (988,579)       12,470,729
                                                              ------------    ------------    -------------

     Net increase (decrease) in cash and cash equivalents        (795,355)       2,146,625        7,325,369

Cash and cash equivalents, beginning of year                       956,545         161,190        2,307,815
                                                              ------------    ------------    -------------

     Cash and cash equivalents, end of year                       $161,190      $2,307,815       $9,633,184
                                                              ============    ============    =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                $233,847        $206,319         $152,825
                                                              ============    ============    =============
          Income taxes                                            $231,280      $1,349,231       $1,025,085
                                                              ============    ============    =============


Supplemental disclosure of noncash financing activities:
     The Company issued 156,675 shares of common stock :                                         $2,350,125
                                                                                              =============
     The Company declared a $.05 per share dividend on
     December 19, 1997 for shareholders of record on
     December 29, 1997, payable on January 9, 1998                                                 $288,717
                                                                                              =============


   The accompanying notes are an integral part of the consolidated financial statements.

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1.  SUMMARY OF ACCOUNTING POLICIES:

        A. BUSINESS AND PRINCIPLES OF CONSOLIDATION: Broughton Foods Company (the "Company") was organized in April 1933 under the laws of the state of Ohio. The Company is engaged primarily in the business of producing dairy and dairy-related food products for wholesale and retail distribution in Ohio, West Virginia, Kentucky, Tennessee, and parts of the eastern United States. The Company also operates one limited service restaurant under the name "Broughton's." The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Somerset Computer Services, which became a subsidiary of the Company on December 12, 1997, concurrent with the Southern Belle merger. All significant inter-company accounts and transactions have been eliminated.

        B. INVENTORIES: In connection with the Company's initial public offering, a new method for accounting for cost was adopted to make the Company's inventory values comparable to the predominate method used by public companies in its industry. Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out ("FIFO") method using standard costs which approximate actual. The financial statements of all prior years have been restated to apply the new method retroactively. Before January 1, 1997, inventory had been valued with cost determined on the last-in, first-out method. For income tax purposes, the FIFO method has been adopted as of January 1, 1997.

            The major components of inventory at December 31, 1996 and 1997 were as follows:

                                                                                                  December 31,
                                                                                            1996              1997
                                                                                            ----              ----
                                  Raw products and finished goods                         $1,134,288         $1,966,156
                                  Ingredients                                                292,195            450,480
                                  Warehouse, packaging supplies and other                    696,339          1,134,645
                                                                                          ----------         ----------
                                                                                          $2,122,822         $3,551,281
                                                                                          ==========         ==========

        C. PROPERTY, PLANT AND EQUIPMENT: Property, plant and equipment are stated at cost. The Company provides for depreciation and amortization principally on the straight-line method in amounts adequate to amortize costs over the estimated useful lives of the assets. Useful lives for major classes of property, plant and equipment are as follows:

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





                    Buildings .........................   5 to 52 years
                    Machinery and equipment ..............3 to 20 years
                    Leasehold improvements ..............15 to 20 years
                    Land improvements ....................5 to 30 years

            Upon sale or retirement, the Company removes the asset cost and related accumulated depreciation from the appropriate accounts and reflects any gain or loss in current operations. Depreciation expense was approximately $884,000 in 1995, $890,000 in 1996 and $1,013,000 in 1997, and has been recorded in the statements of operations.

        D. INVESTMENTS: The Company previously held various nonmarketable securities which were carried at cost. These investments were held as noncurrent assets in other assets. During 1996, the Company sold the shares of a privately held entity for $3,056,196. A pre-tax gain of $2,976,453 was recorded on this sale. At December 31, 1997, the Company had no investments in nonmarketable securities.

        E. NET INCOME (LOSS) PER SHARE OF COMMON STOCK: The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128. Basic earnings per share were computed by dividing net income available to common shareholders (the numerator) by the weighted average number of common shares outstanding (the denominator). Diluted earnings per share were computed by dividing the net income available to common shareholders (the numerator) by the sum of the weighted average number of shares outstanding and the dilutive effect of outstanding options as determined by the application of the treasury stock method (the denominator).

        F. CASH AND CASH EQUIVALENTS: For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances primarily with one financial institution.

        G. REVENUE RECOGNITION: The Company recognizes revenue when products are received by the customer.

            The allowance for doubtful accounts approximated $95,000, $140,000, $243,000 and $465,000 at December 31, 1994, 1995, 1996 and 1997,
            respectively. As a result of the Southern Belle acquisition, approximately $251,000 was recorded as an addition to the allowance for doubtful accounts.

        H. INCOME TAXES: The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires recognition of

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





            deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of the assets and liabilities using enacted tax rates.

        I. USE OF ESTIMATES: The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

        J. FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair value of long-term debt is based on the interest rate available to the Company on similar debt agreements. As the interest rates on the Company's long-term debt obligations are variable rates, fair value approximates the carrying value.

        K. RECLASSIFICATIONS: Certain prior-year amounts have been reclassified to conform to the current-year financial statement presentation.

        L. NEW ACCOUNTING PRONOUNCEMENTS: In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 will be adopted for the year ended December 31, 1998 and the Company does not expect this adoption to have a material impact on earnings per share.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires disclosures for each segment of an enterprise that are similar to those required under current standards with the addition of quarterly disclosure requirements and a finer partitioning of geographic disclosures. SFAS No. 131 is effective for financial statements issued for periods beginning after December 15, 1997 and earlier application is encouraged. Under the terms of the new standard, the Company will continue to report as a single segment unless the restaurant operation becomes material.

            In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits", which requires revisions of employers' disclosures about pension and other post-retirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 is effective for

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





            financial statements for periods beginning after December 15, 1997 and earlier application is encouraged. The Company will adopt this statement for the year ended December 31, 1998.


2. NOTE PAYABLE -- BANK:

   The Company had a $1,400,000 uncollateralized line of credit with a bank with no amounts outstanding at December 31, 1996 or December 31, 1997. Interest on this line of credit is at the lender's commercial loan base rate, which was 9.25% at December 31, 1996 and 9.50% at December 31, 1997. The weighted average interest rate on this line of credit was 9.79% during the year ended December 31, 1995; 9.28% during the year ended December 31, 1996 and 9.50% during the year ended December 31, 1997.

   On January 5, 1998, the Company replaced the $1,400,000 uncollateralized line of credit with a $4,000,000 uncollateralized line of credit. Interest on this line of credit is .25 percentage points under the highest prime rate as published by the Wall Street Journal. The initial interest rate is 8.25%.

   On February 16, 1998, the Company entered into a commitment agreement with a bank to provide two additional credit facilities. The first facility provides for a $15,000,000 line of credit with interest at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this agreement are uncollateralized and the Company pays a commitment fee on unused borrowing ranging from .20% to .35%. The second facility is a $5,000,000 uncollateralized capital expenditure line of credit at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this commitment are uncollateralized and provide for monthly interest-only payments for one year, converting to term debt to be paid over seven years.

   The most restrictive covenants under these agreements are the maintenance of a maximum funded debt to Earnings Before Interest Expense, Taxes, Depreciation and amortization (EBITDA) ratio, a minimum tangible net worth and a cashflow coverage ratio.

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





3. TERM DEBT:

   Term debt as of December 31, 1996 and 1997 consisted of the following:

                                                                                          DECEMBER 31,
                                                                                     1996             1997
                                                                                     ----             ----
   Note payable, due in monthly installments of
     $10,600 through 1998, at which time the
     remaining principal balance of approximately
     $570,000 is due, including principal and
     interest at the lender's prime rate plus 1%,
     collateralized by land.                                                     $643,505               --

   Note payable, due in monthly installments of
      $6,500 through 2005, with interest at the
      lender's commercial loan base rate.                                         458,440               --

   Note payable, due in monthly installments of
      $5,200 through 1997, with interest at the
      lender's commercial loan base rate.                                         228,826               --

   Note payable, due in monthly installments of
      $4,400 through 2003, with interest at the
      lender's commercial loan base rate,
      collateralized by trailers.                                                 224,941               --

   Note payable, due in monthly installments of
      $2,300 through 2010, with interest at the
      lender's commercial loan base rate,
      collateralized by land.                                                     203,123               --

   Note payable, due in monthly installments of
      $1,600 through 2002, with interest at the
      lender's commercial loan base rate,
      collateralized by land.                                                      96,715               --

   Capital lease obligation                                                                        $58,297
                                                                               ----------          -------
                                                                                1,855,550           58,297

   Less current installments                                                    (203,408)         (21,767)
                                                                               ----------         --------
                                                                               $1,652,142          $36,530
                                                                               ==========         ========

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





All notes payable were paid in full as of December 31, 1997 as a result of the Offering, with the exception of a capital lease obligation for data processing equipment expiring May 8, 2000; payable in monthly installments of $2,312.

4.  LEASE COMMITMENTS:

The Company leases certain property, plant and equipment (primarily delivery vehicles) under noncancellable operating lease agreements expiring through 2007. Certain of the leases include renewal options at terms similar to the initial lease terms. Minimum rentals in connection with these leases are as follows:

                                                       Total           Equipment       Real Estate
                                                       -----           ---------       -----------
                                     1998       $  3,787,175        $  3,460,470        $  326,705
                                     1999          3,597,075           3,312,150           284,925
                                     2000          3,340,897           3,136,387           204,510
                                     2001          2,709,359           2,536,409           172,950
                                     2002          2,274,855           2,130,574           144,281
                               Thereafter          5,282,439           4,758,439           524,000
                                                 -----------         -----------        ----------
                                                 $20,991,800         $19,334,429        $1,657,371
                                                 ===========         ===========        ==========

Total rental expense for cancelable and noncancelable lease agreements approximated $2,057,200 in 1995, $2,238,600 in 1996 and $2,800,200 in 1997, of
which $343,000 in 1995, $393,000 in 1996 and $546,000 in 1997 were contingent rentals.  Contingent rentals are based on mileage.

5.  PENSION PLAN:

The Company has a noncontributory pension plan for all nonmanagement hourly employees not subject to a collective bargaining agreement and substantially all salaried employees for two of the Company's divisions. Benefits under the plan are based upon a social security offset formula. Total pension expense was $56,900 in 1995, $132,600 in 1996 and $64,492 in 1997. The Company funds contributions based upon normal cost under the projected unit credit method subject to Internal Revenue Service minimum and maximum limitations. The following table sets forth the plan's funded status and amount included in the Company's financial statements at December 31, 1996 and 1997.

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





                                                                                              1996                   1997
                                                                                              ----                   ----
                    Actuarial present value of benefit obligations,
                       including vested benefits of $3,764,540 and
                       $3,920,917, respectively                                       ($4,018,630)           ($4,185,584)
                    Benefit obligation due to assumptions about future
                       compensation levels                                               (348,770)              (361,243)
                                                                                      -------------          -------------
                    Projected benefit obligation                                       (4,367,400)            (4,546,827)
                    Plan assets at fair value                                            4,559,501              5,540,474
                                                                                      -------------          -------------

                    Plan assets in excess of projected benefit obligation                  192,101                993,647
                    Unrecognized transition asset at January 1, 1996 and
                       1997, being recognized over 16 years                               (52,500)               (46,880)
                    Unrecognized prior service cost                                        324,000                300,866
                    Unrecognized net gain from past experience                           (199,000)              (905,665)
                                                                                      -------------          -------------
                                                                                            72,500              (651,679)
                                                                                      -------------          -------------
                                     Net pension asset                                    $264,601               $341,968
                                                                                      =============          =============




Plan assets include investments in stock and bond common trust funds and U.S. Government and corporate bonds.

Net periodic pension expense for the Company for 1995, 1996 and 1997 included the following:

                                                                                        1995              1996               1997
                                                                                        ----              ----               ----
                          Service cost, benefits earned during the year              $81,000           $129,000           $134,542
                          Interest cost on projected benefit obligations             284,500            322,200            317,337
                          Actual return on plan assets                              (547,100)          (485,200)        (1,139,519)
                          Net amortization and deferral of unrecognized
                             transition asset at January 1, 1995, 1996 and
                             1997, and the adjustment for unexpected asset
                             gain for expected return on plan assets                 238,500            166,600            752,132
                                                                                  ----------         ----------         ----------

                                    Net pension expense                              $56,900           $132,600            $64,492
                                                                                  ==========         ==========         ==========

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





The following assumptions were used in the calculation of the actuarial present value of benefit obligations at December 31, 1995, 1996 and 1997:

                                                                                  1995      1996       1997
                                                                          ---------------------------------
                               Settlement rate                                   7.50%     7.50%      7.50%
                               Rate of compensation increase                     4.50%     4.50%      4.50%
                               Long-term rate of return on plan assets           8.00%     8.00%      9.00%



In addition, the Company participates in three multiemployer plans that provide defined benefits to substantially all the Company's unionized employees. Amounts charged to pension expense and contributed to the plans were $354,893 in 1995, $387,453 in 1996 and $419,365 in 1997.


6.  DEFERRED SAVINGS PLAN:

Salaried, nonunion, and certain union hourly employees are eligible to participate in a deferred savings plan and trust (401(k) plan) for two divisions. Under the plan, the Company is required to make contributions based on a percentage of the employee's payroll contribution, limited to a maximum of 1.5% of the employee's total compensation. The Company contributed $39,700 in 1995, $43,600 in 1996 and $41,900 in 1997.

The Company has a defined contribution profit-sharing plan covering substantially all employees not covered in the plan discussed above, except for those covered by a collective bargaining agreement which requires the Company to contribute to a multiemployer pension retirement fund. This plan was carried forward from the Southern Belle acquisition. The plan allows eligible employees to contribute up to 15% of their compensation. The Company contributes 25% of the amount of each participant's contribution for the plan year, up to 1% of the participant's salary. For the year ended December 31, 1997, $2,300 has been recorded as pension expense under this defined contribution profit-sharing plan.

7.  SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

The Company had a nonqualified benefit plan for certain key management employees. The plan provided for 50% of annual pay reduced for years less than 15 years, less benefits paid under the Company's qualified pension plan and social security. The Supplemental Executive Retirement Plan ("SERP") was terminated on December 31, 1996, at which time the assets of the plan were distributed. The Company recognized a termination cost of approximately $232,700 associated with this transaction.

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





The following details the net pension expense under SFAS No. 87 and SFAS No. 88 recorded in 1995 and 1996. There was no pension expense in 1997 as the plan had been terminated.



The following table sets forth the SERP's funded status of the plan and amounts included in the Company's financial statements at December 31, 1995 and 1996:



                                                                                   1995             1996
                                                                                   ----             ----
                          Service cost, benefits earned
                             during the year                                       $900           $2,700
                          Interest cost                                          17,300           32,000
                          Net amortization and deferral of
                             Unrecognized transition obligation                  15,000           35,100
                                                                                -------         --------
                          Net periodic pension cost                              33,200           69,800
                          Termination cost                                                       232,700
                                                                                -------         --------
                          Net pension expense                                   $33,200         $302,500
                                                                                =======         ========


8.  STOCK OPTIONS:

Certain shares of common stock were reserved for sale to certain officers and employees under an incentive stock option plan. There were no outstanding options at December 31, 1997.


                                                    1995                           1996                       1997
                                        ------------------------     -------------------------    ------------------------
                                          Number        Option          Number         Option        Number        Option
                                         of Shares       Price        Of Shares        Price       of Shares       Price
                                        -----------    ---------     ------------     --------    -----------     --------
                 Outstanding at
                   beginning of year      247,500          $.80          247,500          $.80         3,000          $.80
                      Exercises                                         (229,500)         $.80        (3,000)         $.80
                      Forfeited                                          (15,000)         $.80
                                        ---------                     ----------                   ----------

                 Outstanding at
                    end of year           247,500          $.80            3,000          $.80             0
                                        =========                     ==========                   =========
                 Exercisable at
                    end of year           247,500          $.80            3,000          $.80             0
                                        =========                     ==========                   =========

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





9.  INCOME TAXES:

A reconciliation of the federal corporate income tax rate and the effective tax rate on income taxes is summarized below for the years ended December 31, 1995, 1996 and 1997:

                                                                            1995            1996           1997
                                                                            ----            ----           ----
Statutory tax rate  . . . . . . . . . . . . . . . . . . . . . . . . . .   (34.00%)         34.00%          34.00%
Increase (reduction) in tax rate resulting from:
     State income taxes, net of federal income tax benefit  . . . . . .                     4.44            3.61
     Permanent differences:
          Non-deductible meals and entertainment  . . . . . . . . . . .     4.80            0.49            1.18
          Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1.74                            0.50
     Fuel credit  . . . . . . . . . . . . . . . . . . . . . . . . . . .    (2.62)                          (1.48)
     Effect of reversal of temporary differences at different tax rate.    (2.10)
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (0.55)          (0.88)           1.43
                                                                           ------          ------           ----
Effective tax rate  . . . . . . . . . . . . . . . . . . . . . . . . . .   (32.73%)         38.05%          39.24%
                                                                          ========         ======          ======


Components of the provision for income taxes are as follows:

                                                                1995             1996            1997
                                                                ----             ----            ----
      Taxes currently payable                              ($68,950)       $1,498,122        $563,245
      Deferred Taxes                                        (80,500)         (67,315)         197,792
                                                            --------         --------         -------
      Total provision for income taxes                    ($149,450)       $1,430,807        $761,037
                                                          ==========       ==========        ========


Deferred income taxes reflect the impact of "temporary differences" between the amounts of the assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations. These temporary differences are determined in accordance with SFAS No. 109.

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





The components of the net deferred tax liability at December 31, 1996 and 1997 are as follows:

                                                             1996                 1997
                                                             ----                 ----
Deferred tax assets:
        Accounts receivable allowance                     $97,200
        Vacation accrual                                   75,896              $82,037
        Net operating loss carryforwards                                        28,116
        Design cost amortization                            6,571                6,762
        Inventory capitalization                              736
        State taxes                                        92,772               18,400
                                                       ----------         ------------
            Gross deferred tax assets                     273,175              135,315
                                                       ----------         ------------

Deferred tax liabilities:
        Depreciation                                      375,476            2,240,574
        Pension                                           162,584              217,689
                                                       ----------         ------------
            Gross deferred tax liabilities                538,060            2,458,263
                                                       ----------         ------------
            Net deferred tax liability                 ($264,885)         ($2,322,948)
                                                       ==========         ============

Reflected on balance sheet as follows:
        Current deferred income taxes                   $266,604             $100,437
        Noncurrent deferred income taxes                (531,489)          (2,423,385)
                                                       ----------         ------------
            Net deferred tax liability                 ($264,885)         ($2,322,948)
                                                       ==========         ============



The difference between expected income taxes based on the statutory federal rate and the effective rate is primarily attributable to state income taxes and nondeductible business meals and entertainment expenses.

The Company had certain state net operating loss carryforwards of approximately $432,000 at December 31, 1997, as a result of the Southern Belle acquisition. These net operating losses expire between 2005 and 2011.

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





10. EARNINGS (LOSS) PER SHARE OF COMMON STOCK:

The Company adopted SFAS No. 128, "Earnings per Share" in the fourth quarter of 1997. In accordance with the provisions of this statement, the following table sets forth the computation of earnings per share and earnings per share, assuming dilution.

                                                                       For the Years Ended December 31
                                                                  1995               1996             1997
                                                                  ----               ----             ----
     Numerator:
         Earnings:
            Net income (loss)                               ($307,150)         $2,329,259       $1,178,591
            Deduct dividends on preferred shares                 1,990              1,986
                                                            ----------         ----------       ----------

     Net income (loss) available to common
        shareholders                                        ($309,140)         $2,327,273       $1,178,591
                                                            ----------         ----------       ----------

     Denominator:
         Shares computations:
            Weighted average common shares
            outstanding                                      4,050,000          3,934,320        4,205,536
                                                            ==========         ==========       ==========

         Basic earnings (loss) per share                       ($0.08)              $0.59            $0.28
                                                            ==========         ==========       ==========

         Add:  Dilutive effect of outstanding
            options, as determined by the application of
            the treasury stock method                                0            179,414            1,657
                                                            ----------         ----------       ----------

         Weighted average common shares outstanding
            assuming dilution                                4,050,000          4,113,734        4,207,193
                                                            ==========         ==========       ==========

         Diluted earnings (loss) per share                     ($0.08)              $0.57            $0.28
                                                            ==========         ==========       ==========


For the years ended December 31, 1995, the common stock equivalents (220,100) were not considered in the diluted loss per share calculation since the results were anti-dilutive. If the common stock equivalents had been considered, the diluted loss per share for 1995 would have been ($0.07).

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





11.  COMMITMENTS AND CONTINGENCIES:

The Company is involved in various legal proceedings that are incidental to the conduct of its business and, in addition, was the subject of civil litigation initiated by the State of Ohio relating to the pricing of contracts to supply milk. On September 12, 1997, the civil litigation initiated by the State of Ohio was settled for approximately $30,000 of the Company's product and a cash distribution of approximately $20,000.

The former Southern Belle Dairy received a Notice of Proposed Debarment dated June 1, 1994, from the United States Department of Agriculture (USDA). The USDA proposed to debar the former Southern Belle Dairy from engaging in contracts and other transactions involving all federal agency nonprocurement programs for up to three years as a result of previously settled antitrust violations. On April 18, 1995, the former Southern Belle Dairy entered into a Compliance Agreement in Lieu of Debarment with the USDA. The agreement is for a three-year period and requires the former Southern Belle Dairy to establish and maintain a compliance program which includes, among other things, the establishment of an Ethics Committee and formal ethics and education training for all employees.

By a notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar the Division for a period that by regulation would not exceed three years, based on alleged breaches of the Compliance Agreement by Southern Belle, prior to its merger with the Company. The Company has challenged the USDA's action in an administrative proceeding. The matter is currently under review by the USDA.


12.  SIGNIFICANT ESTIMATES AND CONCENTRATIONS:

At December 31, 1997, the Company had quantities in its parts inventory that were identified as incompatible for current maintenance and repair needs of its existing machinery and equipment. Management has recorded an allowance for inventory obsolescence of $71,226 which reduced the parts inventory to its estimated net realizable value.

The Company maintains a self-insurance program for that portion of health care, dental and vision costs not covered by insurance. The Company is liable for claims up to $50,000 annually per employee or covered participant. Self-insurance costs are accrued based upon an estimate of the liability for reported claims and for claims incurred but not reported. An accrual totaling $155,700 and $363,900 has been made at December 31, 1996 and 1997, respectively.

During 1997, the Company entered into certain agreements obligating it to purchase labels and cartons over periods ranging from two to five years. Based on the Company's historical production records, these quantities do not exceed expected product requirements.

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





The Company is currently in the process of implementing a new computer software system which is year 2000 compliant. The implementation period is expected to be completed by the first quarter of 1999.


13.  RELATED PARTY TRANSACTIONS:

The Company's distribution center in Ashland, Kentucky is leased from the ADJ Corporation for $9,350 a month, subject to adjustment after April 1, 2002 based on a specified consumer price index. The lease expires on April 30, 2007. The ADJ Corporation is controlled by certain immediate family members of Mr. Marshall T. Reynolds, Chairman of the Company's Board of Directors. Lease expense for 1997 was $74,800. There was no lease expense prior to May 2, 1997 for this property.

The Company purchased office supplies from Garrison Brewer, a division of Champion Industries, controlled by Mr. Marshall T. Reynolds, Chairman of the Company's Board of Directors. Such purchases totaled $50,000 in 1997. There were no purchases in 1995 or 1996.

The Company also purchased office supplies and printing services from Chapman Printing Company, another division of Champion Industries. Such purchases totaled $57,000 in 1997. There were no purchases in 1995 or 1996.

The Company purchased equipment for plant and building repairs from Hooten Equipment. Mr. Charles R. Hooten, Jr., a member of the Company's Board of Directors, serves as President of Hooten Equipment Company. Such purchases in 1997 totaled $32,000. There were no purchases in 1995 or 1996.

The Company received legal services from Theisen, Brock, Frye, Erb & Leeper Company. Mr. Paul Theisen, a member of the Company's Board of Directors is the President and director of the law firm. Such services totaled $16,300, $23,000, and $45,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

The Company leases certain property from members of the Broughton family and related trusts established by the Broughton family. Such rental expense totaled $32,500, $36,100 and $50,200 for the years ended December 31, 1995, 1996 and 1997, respectively.


14. EVENTS AFFECTING SHAREHOLDERS' EQUITY:

The Company was authorized to issue two classes of common stock, designated nonvoting Class A and voting Class B common stock. In February 1997, the shareholders elected to convert all

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





nonvoting common stock to one class of voting common stock. In August 1997, the Company increased the number of authorized shares of common stock to 10,000,000 shares and amended the Company's articles of incorporation to eliminate and delete all reference to and cease to authorize a class of cumulative preferred stock.

On August 27, 1997, the Company's Board of Directors authorized a thirty-share-for-one-share common stock split in the form of a common stock dividend payable to shareholders of record on September 9, 1997. The effects of the above changes in the common stock of the Company have been retroactively applied to all periods presented.

The Company had 310 shares of 6% cumulative preferred stock outstanding at December 31, 1996. These shares were subject to redemption by the Company at $110 per share. On May 28, 1997, the Company's Board of Directors authorized these shares to be redeemed at $110 per share plus accumulated dividends. All shares were redeemed by June 30, 1997.

15.  ACQUISITIONS:

In May 1997, the Company purchased substantially all of the operating assets of Johnson Dairy for $565,000. Johnson Dairy had sales of approximately $5,200,000 for the year ended December 31, 1996.

During the year ended December 31, 1997, the Company acquired Southern Belle. Total acquisition costs were $5,359,524 consisting of $3,009,399 cash and the issuance of 156,675 shares of the Company's stock valued at $2,350,125.

The acquisition was accounted for by the purchase method, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The fair values of these assets are summarized as follows:

                          Current assets                                         $ 6,146,828
                          Property, plant and equipment                           10,064,205
                          Other assets                                               319,936
                          Excess of cost over net assets                           1,736,805
                          Current liabilities                                    (6,959,126)
                          Debt, long-term portion                                (4,088,853)
                          Deferred taxes, net                                    (1,860,271)
                                                                                 -----------

                                                                                 $ 5,359,524
                                                                                 ===========

BROUGHTON FOODS COMPANY AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS --- (Continued)





The Company is amortizing goodwill from the Southern Belle acquisition over a period of 40 years.

The purchase price includes $5,000,000 of cash and stock paid to former Southern Belle shareholders and $359,524 of related acquisition costs.

The following table summarizes the unaudited consolidated pro forma results of operations and pro forma net income per share for the years ended December 31, 1996 and 1997, assuming the Southern Belle acquisition had occurred at January 1, 1996.

                                                                1996                      1997
                                                        ------------              ------------
         Revenues                                       $143,962,000              $147,392,000
         Net income                                        1,628,000                 1,840,000
         Diluted earnings per share                     $       0.38              $       0.42
         Diluted weighted average shares
              outstanding                                  4,270,409                 4,353,626