Form 10-Q
period 1998-03-31
BROUGHTON FOODS CO
filed 1998-05-14
CIK 1046676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                              --------------------

              Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1998
                                       or

              Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
            For the transition period from           to
                                           ---------    ---------

                        Commission file number  0-23429
                                                -------

                       Broughton Foods Company

                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

                     Ohio                               31-4135-025
            ----------------------------              ----------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

         210 N. Seventh Street
               P.O. Box 656
              Marietta, Ohio                                45750
        ------------------------------                -----------------
            (Address of principal                          (Zip Code)
            executive office)

                                 (740) 373-4121
                  ------------------------------------------
              (Registrant's telephone number including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
        such filing requirements for the past 90 days.   YES  X      NO

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,774,335 shares of the Company's Common Stock ($1.00 par value) were outstanding as of April 30,
                                     1998.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:
          Consolidated Balance Sheets
            December 31, 1997 and March 31, 1998
          Consolidated Statements of Income
            Three Months Ended March 31, 1997 and 1998
           Consolidated Statements of Cash Flows
            Three Months Ended March 31, 1997 and 1998
          Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

   Item 3. Quantitative and qualitative disclosures about market risk


PART II.   OTHER INFORMATION

  Item 2.  Changes in securities and use of proceeds

  Item 4.  Submission of Matters to a Vote of Security Holders

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS


                     BROUGHTON FOODS COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                       DECEMBER, 31,           MARCH 31,
                                                                           1997                  1998
                                                                      -------------        ---------------
Current assets:
     Cash and cash equivalents                                            $9,633,184           $9,197,875
     Accounts receivable, less allowance for doubtful accounts of
      $465,000 at December 31, 1997 and $457,000 at
       March 31, 1998                                                     12,767,043           12,220,752
     Inventories                                                           3,551,281            3,789,925
     Prepaid expenses                                                        897,017              936,926
     Refundable income taxes                                                 230,775                 ----
     Deferred income taxes                                                   100,437              100,437
                                                                      --------------       --------------
       Total current assets                                               27,179,737           26,245,915
                                                                      --------------       --------------

Property, plant and equipment, at cost:
     Buildings                                                             5,958,861            5,958,861
     Machinery and equipment                                              18,935,308           19,004,365
     Leasehold improvements                                                  464,156              467,164
     Assets under construction                                               798,093              977,330
                                                                      --------------       --------------
                                                                          26,156,418           26,407,720
          Less accumulated depreciation and amortization                  11,586,612           11,382,448
                                                                      --------------       --------------
                                                                          14,569,806           15,025,272
     Land                                                                  1,662,819            1,724,218
                                                                      --------------       --------------
                                                                          16,232,625           16,749,490
                                                                      --------------       --------------
Cash surrender value of officer's life insurance, net of policy
     loans of $2,920 at December 31, 1997                                    197,775                 ----
Other assets                                                               2,296,389            2,406,908
Prepaid pension costs                                                        341,968              559,259
                                                                      --------------       --------------
                                                                           2,836,132            2,966,167
                                                                      --------------       --------------

     Total assets                                                        $46,248,494          $45,961,572
                                                                      ==============       ==============


   The accompanying notes are an integral part of the consolidated financial statements.

                     BROUGHTON FOODS COMPANY AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                      DECEMBER 31,         MARCH 31,
                                                                         1997                1998
                                                                    -------------       -------------
Current liabilities:

     Accounts payable                                                  $8,124,356          $7,121,421
     Accrued expenses and other                                         2,321,899           2,278,433
     Current installments on term debt                                     21,767              22,830
     Income taxes payable                                                  18,536             198,788
                                                                    -------------       -------------
        Total current liabilities                                      10,486,558           9,621,472
                                                                    -------------       -------------

Term debt, net of current installments                                     36,530              30,156
Deferred income taxes                                                   2,423,385           2,423,385
Other                                                                     314,016             486,875
Commitments and contingencies
Shareholders' equity:
     Common stock, $1 par value; 10,000,000
      shares authorized, 6,314,575 shares issued                        6,314,575           6,314,575
     Additional paid-in capital                                        20,482,702          20,482,702
     Retained earnings                                                  6,698,452           7,110,131
                                                                    -------------       -------------
                                                                       33,495,729          33,907,408
     Less 540,240 shares of common stock in treasury,
         at cost                                                          507,724             507,724
                                                                    -------------       -------------

Total shareholders' equity                                             32,988,005          33,399,684
                                                                    -------------       -------------

Total liabilities and shareholders' equity                            $46,248,494         $45,961,572
                                                                    =============       =============




   The accompanying notes are an integral part of the consolidated financial statements.

                     BROUGHTON FOODS COMPANY AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                              THREE MONTHS ENDED MARCH 31,
                                                            1997                         1998
                                                    ----------------              ----------------
Net sales                                                $19,825,824                  $34,751,119
Cost of sales                                             15,754,157                   27,130,177
                                                    ----------------              ---------------
     Gross profit                                          4,071,667                    7,620,942
Operating costs and expenses:
   Selling and distribution                                3,057,158                    5,747,480
   General and administrative expenses                       445,178                      887,895
                                                    ----------------              ---------------
                                                           3,502,336                    6,635,375
                                                    ----------------              ---------------

Income from operations                                       569,331                      985,567
Other income (expense):
   Interest income and other, net                             39,056                      159,481
   Interest expense                                          (42,336)                      (1,626)
                                                    -----------------             ----------------
                                                              (3,280)                     157,855
                                                    -----------------             ----------------

Income before income taxes                                   566,051                    1,143,422
Total income tax expense                                     220,760                      443,027
                                                    ----------------              ---------------
Net income                                                  $345,291                     $700,395
                                                    ================              ===============

Earnings per common share:
   Basic                                                       $0.08                        $0.12
                                                    ================              ===============
   Diluted                                                     $0.08                        $0.12
                                                    ================              ===============
Shares used in computing earnings per
common share:

   Basic                                                   4,119,660                    5,774,335
                                                    ================              ===============
   Diluted
                                                           4,122,500                    5,774,335
                                                    ================              ===============



   The accompanying notes are an integral part of the consolidated financial statements.

                     BROUGHTON FOODS COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     THREE MONTHS  ENDED MARCH 31,
                                                                       1997              1998
                                                                 ------------       ------------
Cash flows from operating activities:
     Net income                                                      $345,291           $700,395
     Adjustment to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                218,486            434,416
         Bad debt expense                                              24,877             12,000
         Gain on disposal of property, plant and equipment                ---             (7,500)
         Change in deferred gain on sale of fixed assets                  ---             (9,099)
         Change in assets and liabilities:
             Accounts receivable                                      270,124            534,291
             Inventories                                              (65,488)          (238,644)
             Prepaid expenses                                          35,439            (39,909)
             Refundable income taxes                                  168,651            230,775
             Other assets                                                 ---           (140,938)
             Prepaid and accrued pension costs                         37,737           (217,291)
             Accounts payable                                         123,825        (1,002 ,935)
             Accrued expenses and other                                19,069            (19,281)
             Accrued taxes                                            (20,872)           (24,185)
             Income taxes payable                                    (113,700)           180,252
                                                                 -------------      -------------
                 Total adjustments                                    698,148           (308,048)
                                                                 -------------      -------------
     Net cash provided by operating activities                      1,043,439            392,347
                                                                 -------------      -------------

Cash flows from investing activities:

     Proceeds from disposal of property, plant and equipment                              383,500
     Proceeds from termination of officer's life insurance                                197,775
     Purchases of property, plant and equipment                       (80,739)         (1,114,903)
                                                                 -------------      --------------
     Net cash used in investing activities                            (80,739)           (533,628)
                                                                 -------------      --------------
Cash flows from financing activities:
     Payments on term debt                                            (55,001)             (5,311)
     Dividends paid                                                   (27,464)           (288,717)
                                                                 -------------      --------------
     Net cash used in financing activities                            (82,465)           (294,028)
                                                                 -------------      --------------

     Net increase (decrease) in cash and cash equivalents             880,235            (435,309)


CONTINUED,

                     BROUGHTON FOODS COMPANY AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    THREE MONTHS  ENDED MARCH 31,
                                                                      1997               1998
                                                                -------------      -------------
    Cash and cash equivalents, beginning of period                  2,307,815          9,633,184
                                                                -------------      -------------
    Cash and cash equivalents, end of period                       $3,188,050         $9,197,875
                                                                =============      =============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
          Interest                                                    $42,336             $1,643
                                                                =============      =============
          Income taxes                                               $282,664                ---
                                                                =============      =============

Supplemental disclosure of noncash investing and
    financing activities:
       The Company declared a $.05 per share dividend on
         February 25, 1998 to shareholders of record on
         March 27, 1998, payable on April 9, 1998.                                      $288,717
                                                                                   =============

        The Company recorded a deferred gain in February 1998
          as a result of a sale leaseback of certain equipment.                         $181,958
                                                                                   =============


   The accompanying notes are an integral part of the consolidated financial statements.

                     BROUGHTON FOODS COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)


1.  BUSINESS OPERATIONS AND BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Interim results are not necessarily indicative of results for a full year.

A summary of the Company's significant accounting policies is presented on pages F-7 to F-10 of its 1997 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during 1997.

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited consolidated financial position, results of operations and cash flows of Broughton Foods Company and subsidiary for interim periods.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of this statement did not have an impact on the Company's presentation of financial statements for the period ended March 31, 1998.

2.  INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out ("FIFO") method using standard costs which approximate actual. The major components of inventory at December 31, 1997 and March 31, 1998 were as follows:


                                                            DECEMBER 31,                     MARCH 31,
                                                               1997                            1998
                                                         ----------------                ----------------
Raw products and finished goods                             $1,966,156                      $2,236,402
Ingredients                                                    450,480                         437,518
Warehouse, packaging supplies and other                      1,134,645                       1,116,005
                                                         ----------------                ----------------
                                                            $3,551,281                      $3,789,925
                                                         ================                ================

3.  DEBT

On March 30, 1998, the Company finalized an agreement with a bank to provide for two additional credit facilities, in addition to the Company's $4.0 million line of credit agreement with another bank that was in place at December 31, 1997. The first facility provides for a $15.0 million line of credit with interest at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this agreement are uncollateralized and the Company pays a commitment fee on unused borrowings ranging from .20% to .35%. The second facility is a $5.0 million uncollateralized capital expenditure line of credit at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this commitment provide for monthly interest-only payments for one year, converting to term debt to be paid over seven years.

                     BROUGHTON FOODS COMPANY AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Unaudited)


The most restrictive covenants under these agreements are the maintenance of a maximum funded debt to Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio, a minimum tangible net worth, a minimum Earnings Before Interest and Taxes (EBIT) to interest expense ratio and a cashflow coverage ratio.

4.  COMMITMENTS AND CONTINGENCIES

The former Southern Belle Dairy received a Notice of Proposed Debarment dated June 1, 1994, from the United States Department of Agriculture (USDA). The USDA proposed to debar the former Southern Belle Dairy from engaging in contracts and other transactions involving all federal agency procurement and nonprocurement programs for up to three years as a result of previously settled antitrust violations. On April 18, 1995, the former Southern Belle Dairy entered into a Compliance Agreement in Lieu of Debarment with the USDA. The agreement is for a three-year period and requires the former Southern Belle Dairy to establish and maintain a compliance program which includes, among other things, the establishment of an Ethics Committee and formal ethics and education training for all employees.

By notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar the Division for a period that by regulation would not exceed three years, based on alleged breaches of the Compliance Agreement by Southern Belle, prior to its merger with the Company. The Company has challenged the USDA's action in an administrative proceeding. The matter is currently under review by the USDA.


5.  SUBSEQUENT EVENTS

On May 11, 1998, Broughton Foods Company entered into a definitive agreement to acquire London's Farm Dairy, Inc. of Port Huron, Michigan. Consummation of the acquisition is subject to the prior notification and waiting requirements under the Hart-Scott-Rodino Act and other conditions to closing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is a leading manufacturer and distributor of fresh milk and related dairy products in Ohio, West Virginia, Kentucky, Tennessee and parts of the eastern United States. The Company has grown primarily through internal growth and strategic acquisitions. Through such growth, the Company has realized regional economies of scale and operational efficiencies. The Company operates through three major divisions - - the Dairy Division based in Marietta, Ohio; the Foods Division based in Charleston, West Virginia; and the Southern Belle Division based in Somerset, Kentucky.

The Company completed an acquisition of Southern Belle Dairy Company ("Southern Belle") of Somerset, Kentucky in December 1997. The Company has had an increase in sales, cost of sales and operating expenses for the first quarter 1998 compared with the first quarter 1997 due to the Southern Belle acquisition. As a result of this acquisition, the Company has taken and expects to take a number of actions intended to integrate the operations of Southern Belle with the Company's existing operations and to reduce certain product costs and overall, selling, general and administrative expenses. The Company has successfully implemented synergy savings involving the utilization of butterfat, a raw material required in the production of many items within the Foods Division, including heavy whipping cream, table cream, aerosol whipped toppings and half-and-half. Southern Belle does not manufacture non-fluid dairy products and, therefore, does not utilize butterfat, a by-product of its fluid milk manufacturing processes and an integral raw material required in the production of non-fluid dairy products. Accordingly, as a result of the Southern Belle acquisition, the Company has received cost savings from less dependence on the "spot" market for its butterfat requirements. The Dairy Division is currently successfully manufacturing for the Southern Belle Division both plastic pints and soft-serve mixes. Southern Belle previously purchased soft-serve mixes from an outside supplier and had not initiated a plastic pint product within its market segment. In addition to the products that have been successfully integrated into the Company, additional cost savings are anticipated to be achieved through the further integration of ice cream, sour cream and cottage cheese production, all products that Southern Belle has historically purchased from outside suppliers and which will now be supplied by the Company. The Company's Foods Division is currently manufacturing for the Southern Belle Division a full complement of UHT products including heavy whipping cream, half-and-half and non-dairy creamers. The Company has been successful in integrating many of the cost saving synergies identified in the Southern Belle acquisition, however, there can be no assurance that the Company will be successful in integrating the remaining operations of Southern Belle and realizing additional cost savings in the future.

The Company's net sales consist primarily of sales of products derived from raw milk, including fluid milk, frozen desserts, cultured products, and UHT products. Revenues are recognized by the Company when the Company's products are received by the customer. The Company's revenues are subject to quarterly fluctuations caused by seasonal variations in the demand for milk and dairy products.

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

RESULTS OF OPERATIONS

The following table presents certain financial information concerning the Company's results of operations, including certain information presented as a percentage of net sales.

                          THREE MONTHS ENDED MARCH 31,
             (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)

                                          1997                                   1998
                                          ----                                   ----
Net sales                      $ 19,826             100.0%           $ 34,751            100.0%
Cost of sales                    15,754              79.5              27,130             78.1
Gross profit                      4,072              20.5               7,621             21.9
Operating costs
 and expenses                     3,503              17.7               6,635             19.1
Operating income                    569               2.9                 986              2.8
Other income, net                   (3)               ---                 158              0.5
                            ------------      ------------        ------------     ------------
Net income                         $345               1.7%               $700              2.0%
                            ============                          ============
Earnings per
  common share:
       Basic                      $0.08                                 $0.12
                            ============                          ============
       Diluted                    $0.08                                 $0.12
                            ============                          ============
Shares used in
  computing earnings
  per common share:
         Basic                    4,120                                 5,774
                            ============                          ============
         Diluted                  4,123                                 5,774
                            ============                          ============

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net Sales

Net sales for the first quarter 1998 increased $14.9 million or 75.3%, to $34.8 million from $19.8 million for the first quarter 1997. The increase in net sales was primarily due to the acquisition of Southern Belle in December 1997. Therefore, a full quarter's sales were reflected in the first quarter 1998 net sales amounts.


Cost of Sales

Cost of sales for the first quarter 1998 increased $11.4 million or 72.2%, to $27.1 million from $15.8 million in the first quarter 1997. Cost of sales as a percentage of net sales, however, decreased to 78.1% in the first quarter 1998 from 79.5% in the first quarter 1997 primarily as a result of (i) less dependence on the spot market for the Company's internal butterfat requirements, (ii) the production of certain products by the Company which were previously purchased from outside suppliers and (iii) a change in customer mix toward customers requiring additional delivery service with such sales typically having a lower cost basis as a percentage of net sales. The factors representing the decrease in cost of sales as a percentage of net sales were partially offset by an overall increase in raw material costs in the first quarter 1998 compared to the first quarter 1997.

Operating expenses

Operating expenses for the first quarter 1998 increased $ 3.1 million, or 89.5%, to $6.6 million from $3.5 million in the first quarter 1997. Operating expenses as a percentage of net sales were 19.1% for the first quarter 1998 compared to 17.7% for the first quarter 1997. Operating expenses as a percentage of net sales increased primarily due to the Southern Belle acquisition which resulted in an increase in the mix of customers requiring additional delivery services compared to customers utilizing the Company's dock pickup program and drop shipment program.

Other income

Other income for the first quarter 1998 was $158,000 compared to an expense of $3,000 for the first quarter 1997. The increase in other income was primarily the result of additional interest income from funds remaining in the Company's treasury as a result of the Company's initial public offering and a reduction in interest expense due to the Company extinguishing substantially all of its interest bearing debt in December 1997.

Net income

Net income for the first quarter 1998 increased $355,000 to $700,000, or $0.12 per share on a diluted basis, from $345,000, or $0.08 per share on a diluted basis, for the first quarter 1997. The increase in net income is primarily attributed to additional sales as a result of the acquisition of Southern Belle.

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

During the first quarter 1998 as compared to the first quarter 1997, capital expenditures increased $1.0 million to $1.1 million from $81,000 in the first quarter 1997. The capital expenditures were partially offset by cashflows from investing activities for the sale of certain trailers due to the Company's conversion to primarily all leased vehicles of $376,000 and cash received due to the Company canceling an insurance policy on previous officers of Southern Belle in the amount of $198,000. The Company anticipates that capital expenditures in future periods will exceed historical levels. The Company is currently considering a number of alternatives to upgrade and expand existing plant and facilities and/or to construct new facilities. The Company intends to seek financing for the expansion plans through a combination of grants or loans from state development agencies, bank borrowings or excess cash flow from operations. In addition, if such financing is not available or is on terms that the Company does not view as favorable, the Company may be required to limit or curtail the scope of the expansion plans.

On March 30, 1998, the Company finalized a loan commitment agreement with a bank that was entered into on February 16, 1998. The agreement provides for two additional credit facilities, in addition to the Company's $4.0 million line of credit agreement with another bank. The first facility provides for a $15.0 million line of credit with interest at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this agreement are uncollateralized and the Company pays a commitment fee on unused borrowings ranging from .20% to .35%. The second facility is a $5.0 million uncollateralized capital expenditure line of credit at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this commitment are uncollateralized and provide for monthly interest-only payments for one year, converting to term debt to be paid over seven years.

The most restrictive covenants under these agreements are the maintenance of a maximum funded debt to Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio, a minimum tangible net worth, a minimum Earnings Before Interest and Taxes (EBIT) to interest expense ratio, a cashflow coverage ratio as well as other restrictive covenants which are included in the credit agreement dated March 30, 1998. The discussion of the terms of the credit agreement dated March 30, 1998 is qualified in its entirety by reference to such agreement. (See Exhibit 10)

Inflation

The impact of inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NOT APPLICABLE.


Special Note Regarding Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical fact are "forward-looking" statements and involve important risks and uncertainties. Such risks and uncertainties, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and other filings with the Securities and Exchange Commission, could cause the Company's results to differ materially from the Company's current expectations as expressed herein.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company completed its initial public offering pursuant to a registration statement on Form S-1 (Registration No. 333-37387) with an effective date of December 8, 1997 and trading commencing on December 9, 1997.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on April 29, 1998. A total of two matters were voted upon at the Annual Meeting:

1. Adoption of the Amended and Restated Code of Regulations - The regulations were approved by a vote of 3,398,348 shares for; 3,450 against; 5,700 withheld votes and 945,987 broker non-votes.

2. Election of Directors - The nominees listed in the proxy statement dated April 3, 1998, were elected to the terms of office as disclosed therein as follows:


DIRECTOR                            VOTES FOR               VOTES AGAINST          VOTES WITHHELD
Marshall T. Reynolds                4,338,785                    ---                    5,300
Philip E. Cline                     4,338,785                    ---                    5,300
George W. Broughton                 4,338,785                    ---                    5,300
Ronald V. Arthur, II                4,338,785                    ---                    5,300
Robert E. Evans                     4,338,785                    ---                    5,300
Charles R. Hooten, Jr.              4,338,785                    ---                    5,300
Neal W. Scaggs                      4,338,785                    ---                    5,300
Philip Todd Shell                   4,338,785                    ---                    5,300
Kirby J. Taylor                     4,338,785                    ---                    5,300
Paul T. Theisen                     4,338,785                    ---                    5,300
Thomas W. Wright                    4,338,785                    ---                    5,300
Martin P. Shearer                   4,338,785                    ---                    5,300



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS
             Exhibit #4 - Amended and Restated Code of Regulations Exhibit #10 - Credit agreement dated March 30, 1998
             Exhibit #27 - Financial Data Schedule

         (B) REPORTS ON FORM 8-K
             There were none.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BROUGHTON FOODS COMPANY

By:      /s/ Philip E. Cline
         -------------------
         President and Chief Executive Officer
         (Principal Executive Officer)

Date: May 14, 1998

By:      /s/ Todd R. Fry
         ---------------
         Treasurer and Chief Financial Officer
         (Principal Financial and Accounting Officer)

Date: May 14, 1998