Form 10-Q
period 1998-06-30
BROUGHTON FOODS CO
filed 1998-08-13
CIK 1046676

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-Q
                           ------------------------

          [x] Quarterly Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
                      For the period ended June 30, 1998
                                      or

          [ ] Transition Report Pursuant to Section 13 or 15(d) of
                     the Securities Exchange Act of 1934
            For the transition period from _________ to _________

                        Commission file number 0-23429

                           BROUGHTON FOODS COMPANY
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                  Ohio                          31-4135-025
        ----------------------------          -------------------
      (State or other jurisdiction of         (I.R.S. Employer
      incorporation or organization)           Identification No.)

            210 N. Seventh Street
                 P.O. Box 656
                Marietta, Ohio                       45750
     -----------------------------------       -------------------
            (Address of principal                  (Zip Code)
              executive offices)

                                (740) 373-4121
              --------------------------------------------------
             (Registrant's telephone number including area code)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
           such filing requirements for the past 90 days. YES  X   NO
                                                              ---     ---

 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,774,335 shares of the Company's Common Stock ($1.00 par value) were outstanding as of July 31,
                                    1998.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:
          Consolidated Balance Sheets
            December 31, 1997 and June 30, 1998
          Consolidated Statements of Income
            Three Months Ended June 30, 1997 and 1998
          Consolidated Statements of Income
            Six Months Ended June 30, 1997 and 1998
          Consolidated Statements of Cash Flows
             Six Months Ended June 30, 1997 and 1998
          Notes to Consolidated Financial Statements

   Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations

   Item 3. Quantitative and Qualitative Disclosures About Market Risk


PART II.   OTHER INFORMATION


  Item 1.  Legal Proceedings

  Item 2.  Changes in Securities and Use of Proceeds

  Item 5.  Other information

  Item 6.  Exhibits and Reports on Form 8-K

SIGNATURE

All other schedules and compliance information called for by the instructions to Form 10-Q have been omitted since the required information is not present or not present in amounts sufficient to require submission.

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS


                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

ASSETS
                                                 DECEMBER 31,   JUNE 30,
                                                    1997          1998
                                                 -----------   ------------
Current assets:
     Cash and cash equivalents                    $9,633,184    $6,241,342
     Accounts receivable, less allowance for
      doubtful accounts of $465,000 at
      December 31, 1997 and $703,800 at
      June 30, 1998                               12,767,043    17,893,454
     Inventories                                   3,551,281     6,258,833
     Prepaid expenses                                897,017     1,061,090
     Refundable income taxes                         230,775        95,000
     Deferred income taxes                           100,437       100,437
                                                 -----------  ------------
          Total current assets                    27,179,737    31,650,156
                                                 -----------  ------------

Property, plant and equipment, at cost:
     Buildings                                     5,958,861    10,109,453
     Machinery and equipment                      18,935,308    24,256,446
     Leasehold improvements                          464,156       544,136
     Assets under construction                       798,093     2,042,469
                                                 -----------  ------------
                                                  26,156,418    36,952,504
          Less accumulated depreciation and
          amortization                           (11,586,612)  (11,325,600)
                                                 -----------  ------------
                                                  14,569,806    25,626,904
     Land                                          1,662,819     2,545,382
                                                 -----------  ------------
                                                  16,232,625    28,172,286
                                                 -----------  ------------
Cash surrender value of officer's life
     insurance, net of policy loans of
     $2,920 at December 31, 1997                     197,775            --
Intangible assets and other                        2,296,389    11,451,116
Prepaid pension costs                                341,968       564,413
                                                 -----------  ------------
                                                   2,836,132    12,015,529
                                                 -----------  ------------

     Total assets                                $46,248,494   $71,837,971
                                                ============  ============



       The accompanying notes are an integral part of the consolidated financial statements.

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                                DECEMBER 31,     JUNE 30,
                                                    1997          1998
                                                -----------   ------------
Current liabilities:
     Accounts payable                            $8,124,356     $9,521,633
     Accrued expenses and other                   2,321,899      2,949,030
     Current installments on debt                    21,767        445,076
     Income taxes payable                            18,536        434,941
                                                -----------   ------------
          Total current liabilities              10,486,558     13,350,680
                                                -----------   ------------

Debt, net of current installments                    36,530     19,581,255
Deferred income taxes                             2,423,385      2,719,386
Other                                               314,016      2,050,728
Commitments and contingencies
Shareholders' equity:

     Common stock, $1 par value; 10,000,000
       shares authorized, 6,314,575 shares
       issued                                     6,314,575      6,314,575
     Additional paid-in capital                  20,482,702     20,482,702
     Retained earnings                            6,698,452      7,846,369
                                                -----------   ------------
                                                 33,495,729     34,643,646
     Less 540,240 shares of common stock in
       treasury, at cost                            507,724        507,724
                                                -----------   ------------

Total shareholders' equity                       32,988,005     34,135,922
                                                -----------   ------------

Total liabilities and shareholders' equity      $46,248,494    $71,837,971
                                                ===========   ============




       The accompanying notes are an integral part of the consolidated financial statements.

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                           THREE MONTHS ENDED JUNE 30,
                                             1997                1998
                                        ---------------      --------------
    Net sales                               $21,205,414         $42,419,251
    Cost of sales                            16,507,674          33,292,723
                                        ---------------      --------------
         Gross profit                         4,697,740           9,126,528
    Operating costs and expenses:
       Selling and distribution               3,237,785           6,506,709
       General and administrative
       expenses                                 508,613           1,060,614
                                        ---------------      --------------
                                              3,746,398           7,567,323
                                        ---------------      --------------

    Income from operations                      951,342           1,559,205
    Other income (expense):
       Interest income and other, net            43,601             196,608
       Interest expense                         (37,466)            (75,336)
                                        ---------------      --------------
                                                  6,135             121,272
                                        ---------------      --------------

    Income before income taxes                  957,477           1,680,477
    Total income tax expense                    372,155             655,512
                                        ---------------      --------------
    Net income                                 $585,322          $1,024,965
                                        ===============      ==============

    Earnings per common share:

       Basic                                      $0.14               $0.18
                                        ===============      ==============
       Diluted                                    $0.14               $0.18
                                        ===============      ==============
    Shares used in computing earnings
    per common share:

       Basic                                  4,119,660           5,774,335
                                        ===============      ==============
       Diluted                                4,122,500           5,774,335
                                        ===============      ==============




      The accompanying notes are an integral part of the consolidated financial statements.

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)

                                            SIX MONTHS ENDED JUNE 30,
                                        -----------------------------------
                                             1997                 1998
                                        ---------------      --------------
    Net sales                               $41,031,238         $77,170,370
    Cost of sales                            32,261,831          60,422,900
                                        ---------------      --------------
         Gross profit                         8,769,407          16,747,470
    Operating costs and expenses:
       Selling and distribution               6,294,943          12,254,189
       General and administrative
       expenses                                 953,791           1,948,509
                                        ---------------      --------------
                                              7,248,734          14,202,698
                                        ---------------      --------------

    Income from operations                    1,520,673           2,544,772
    Other income (expense):
       Interest income and other, net            82,657             356,089
       Interest expense                         (79,802)            (76,962)
                                        ---------------      --------------
                                                  2,855             279,127
                                        ---------------      --------------

    Income before income taxes                1,523,528           2,823,899
    Total income tax expense                    592,915           1,098,538
                                        ---------------      --------------
    Net income                                 $930,613          $1,725,361
                                        ===============      ==============

    Earnings per common share:

       Basic                                      $0.23               $0.30
                                        ===============      ==============
       Diluted                                    $0.23               $0.30
                                        ===============      ==============
    Shares used in computing earnings
    per common share:

       Basic                                  4,119,660           5,774,335
                                        ===============      ==============
       Diluted                                4,122,500           5,774,335
                                        ===============      ==============




      The accompanying notes are an integral part of the consolidated financial statements.

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 SIX MONTHS ENDED JUNE 30,
                                                   1997           1998
                                                 ----------     ----------
Cash flows from operating activities:
     Net income                                   $930,613      $1,725,361
     Adjustment to reconcile net income to
     net cash provided by (used in) operating
     activities:
        Depreciation and amortization              430,654       1,003,178
        Bad debt expense                            39,002          24,000
        Gain on disposal of property, plant
        and equipment                                  ---         (65,308)
        Change in deferred gain on sale of
        fixed assets                                   ---         (18,195)
        Deferred income taxes                      (42,713)            ---
        Change in assets and liabilities:
           Accounts receivable                     504,062        (781,253)
           Inventories                            (428,646)       (103,079)
           Prepaid expenses                         45,090         198,500
           Refundable income taxes                 168,651         230,775
           Other assets                           (156,890)       (220,317)
           Prepaid and accrued pension costs       (85,753)       (222,445)
           Accounts payable                       (172,393)     (3,360,273)
           Accrued expenses and other             (135,059)       (214,520)
           Income taxes payable                    173,070         405,764
           Other long term liabilities                             (34,602)
                                                ----------    ------------
               Total adjustments                   339,075      (3,157,775)
                                                ----------    ------------
     Net cash provided by (used in) operating
     activities                                  1,269,688      (1,432,414)
                                                ----------    ------------

Cash flows from investing activities:
     Proceeds from disposal of property,
     plant and equipment                                           517,330
     Proceeds from termination of officer's
     life insurance policy                                         197,775
     Purchases of property, plant and
     equipment                                    (747,016)     (2,418,297)
     Business acquisitions, net of cash
     acquired                                                  (18,698,280)
                                                ----------    ------------
     Net cash used in investing activities        (747,016)    (20,401,472)
                                                ----------    ------------

Cash flows from financing activities:
     Payments on term debt                        (805,597)        (28,036)
     Proceeds from debt                            565,000      19,336,230
     Purchases of preferred stock                  (37,070)
     Dividends paid                                (56,372)       (866,150)
                                                ----------    ------------
     Net cash (used in) provided by financing
     activities                                   (334,039)     18,442,044
                                                ----------    ------------

     Net increase (decrease) in cash and cash
     equivalents                                   188,633      (3,391,842)

CONTINUED,

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                 SIX MONTHS ENDED JUNE 30,
                                                    1997         1998
                                                 ----------   ----------
     Cash and cash equivalents, beginning of
     period                                      $2,307,815   $9,633,184
                                                 ----------   ----------

     Cash and cash equivalents, end of period    $2,496,448   $6,241,342
                                                 ==========   ==========

Supplemental disclosure of cash flow
    information:

     Cash paid during the period for:

        Interest                                    $54,535       $6,723
                                                 ==========   ==========
        Income taxes                               $628,264     $477,000
                                                 ==========   ==========

Supplemental disclosure of noncash investing and financing activities:

      The Company recorded a deferred gain
        in February 1998 as a result of a sale
        leaseback of certain equipment.                         $181,958
                                                              ==========

  The accompanying notes are an integral part of the consolidated financial statements.

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


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

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited consolidated financial position, results of operations and cash flows of Broughton Foods Company ("the Company" or "Broughton") and subsidiaries for interim periods.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of this statement did not have an impact on the Company's presentation of financial statements for the period ended June 30, 1998.

2.  INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out ("FIFO") method using standard costs which approximate actual. The major components of inventory at December 31, 1997 and June 30, 1998 were as follows:

                                           DECEMBER 31,           JUNE 30,
                                              1997                  1998
                                         ---------------      ----------------
Raw products and finished goods               $1,966,156            $3,731,921
Ingredients                                      450,480               725,967
Warehouse, packaging supplies and other        1,134,645             1,800,945
                                         ---------------      ----------------
                                              $3,551,281            $6,258,833
                                         ===============      ================

3.  DEBT

On March 30, 1998, the Company finalized an agreement with a bank to provide for two additional credit facilities, in addition to the Company's $4.0 million line of credit agreement with another bank that was in place at December 31, 1997. The first facility provides for a $15.0 million line of credit with interest at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this agreement are uncollateralized and the Company pays
a commitment fee on unused borrowings ranging from .20% to .35%.   The
principal is payable in full on March 30, 2000, with monthly interest-only payments. The second facility is a $5.0 million uncollateralized capital expenditure line of credit at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this commitment provide for monthly interest-only payments for one year, converting to term debt to be paid over seven years.

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The most restrictive covenants under these agreements are the maintenance of a maximum funded debt to Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio, a minimum tangible net worth, a minimum Earnings Before Interest and Taxes (EBIT) to interest expense ratio and a cashflow coverage ratio.

4.  COMMITMENTS AND CONTINGENCIES

The former Southern Belle Dairy received a Notice of Proposed Debarment dated June 1, 1994, from the United States Department of Agriculture (USDA). The USDA proposed to debar the former Southern Belle Dairy from engaging in contracts and other transactions involving all federal agency procurement and nonprocurement programs for up to three years as a result of previously settled antitrust violations. On April 18, 1995, the former Southern Belle Dairy entered into a Compliance Agreement in Lieu of Debarment with the USDA. The agreement was for a three-year period and required the former Southern Belle Dairy to establish and maintain a compliance program which included, among other things, the establishment of an Ethics Committee and formal ethics and education training for all employees.

By notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar the Division for a period that by regulation would not exceed three years, based on alleged breaches of the Compliance Agreement by Southern Belle, prior to its merger with the Company. The Company has challenged the USDA's action in an administrative proceeding. The USDA has proposed that Southern Belle and Broughton enter into a new Compliance Agreement in Lieu of Debarment as a means of resolving this matter and has indicated that Southern Belle could be subject to debarment and the Company to suspension and debarment if they fail to do so. The Company is engaged in discussions with USDA with respect to this matter. Management is unable at this time to evaluate all the potential outcomes of this matter, but its resolution could lead to increased costs or decreased revenues, or both.

5.  ACQUISITIONS

On May 29, 1998, the Company purchased LFD Holding Corp. and its wholly-owned subsidiary, London's Farm Dairy, Inc. (collectively referred to as "London's") of Port Huron, Michigan. Total preliminary acquisition costs were $18,831,889, subject to a final working capital adjustment as provided for in the Purchase Agreement. LFD Holding Corp. is a wholly-owned subsidiary of the Company.

The acquisition was accounted for by the purchase method, and accordingly, the acquisition costs have been allocated to the assets and liabilities acquired based upon their estimated fair values at the date of acquisition. The estimated fair values of these assets are summarized as follows:

          Current assets                          $ 7,487,561
          Property, plant and equipment            10,694,747
          Other assets                                360,195
          Excess of costs over net assets           8,751,338
          Current liabilities                     (6,165,354)
          Other liabilities                       (1,340,757)
          Debt, long-term portion                   (659,840)
          Deferred taxes, net                       (296,001)
                                                  -----------
                                                  $18,831,889
                                                  ===========

Tradename, distribution network and workforce are being amortized over the following estimated useful lives on a straight-line basis:

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

                                   Life             Amount
                                 -------    ---------------
          Tradename                  40         $5,371,915
          Distribution network       40          2,637,122
          Workforce                  23            742,301
                                            ---------------

                                                $8,751,338
                                            ===============

The following table summarizes the unaudited consolidated pro forma results of operations and pro forma net income per share for the six months ended June 30, 1997 and the six months ended June 30, 1998, assuming the London's acquisition had occurred at January 1, 1997.

                                       Six months         Six months
                                          ended              ended
                                      June 30, 1997      June 30, 1998
                                     ----------------   ----------------
      Revenues                           $68,566,000        $99,578,000
      Net income                             552,000            519,000
      Diluted earnings per share               $0.13              $0.09
      Diluted weighted average
        shares outstanding                 4,122,500          5,774,335


The consolidated pro forma results of operations and pro forma net income per share do not represent the Company's actual results of operations, nor do they purport to predict or indicate the Company's financial position or results of operations at any future date or for any future period, and they are not necessarily indicative of the results that would have been obtained had the companies been combined during the periods indicated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is a leading manufacturer and distributor of fresh milk and related dairy products in Ohio, Michigan, West Virginia, Kentucky, Tennessee and parts of the eastern United States. The Company has grown primarily through internal growth and strategic acquisitions. Through such growth, the Company has realized regional economies of scale and operational efficiencies. The Company operates through four major divisions -- the Dairy Division based in Marietta, Ohio; the Foods Division based in Charleston, West Virginia; the Southern Belle Division based in Somerset, Kentucky; and the London's Farm Dairy Division based in Port Huron, Michigan.

The Company completed an acquisition of Southern Belle Dairy Company ("Southern Belle") of Somerset, Kentucky in December 1997. The Company has had an increase in sales, cost of sales and operating expenses for the first six months of 1998 compared with the first six months of 1997 due primarily to the Southern Belle acquisition. As a result of this acquisition, the Company has taken and expects to take a number of actions intended to integrate the operations of Southern Belle with the Company's existing operations and to reduce certain product costs and overall, selling, general and administrative expenses. The Company has successfully implemented synergy savings involving the utilization of butterfat, a raw material required in the production of many items within the Foods Division, including heavy whipping cream, table cream, aerosol whipped toppings and half-and-half. Southern Belle does not manufacture non-fluid dairy products and, therefore, does not utilize butterfat, a by-product of its fluid milk manufacturing processes and an integral raw material required in the production of non-fluid dairy products. Accordingly, as a result of the Southern Belle acquisition, the Company has received cost savings from less dependence on the "spot" market for its butterfat requirements. The Dairy Division is currently successfully manufacturing for the Southern Belle Division both plastic pints and soft-serve mixes. Southern Belle previously purchased soft-serve mixes from an outside supplier and had not initiated a plastic pint product within its market segment. In addition to the products that have been successfully integrated into the Company, additional cost savings are anticipated to be achieved through the further integration of ice cream, sour cream and cottage cheese production, all products that Southern Belle has historically purchased from outside suppliers and which will now be supplied by the Company. The Company's Foods Division is currently manufacturing for the Southern Belle Division a full complement of UHT products including heavy whipping cream, half-and-half and non-dairy creamers. The Company has been successful in integrating many of the cost saving synergies identified in the Southern Belle acquisition, however, there can be no assurance that the Company will be successful in integrating the remaining operations of Southern Belle and realizing additional cost savings in the future.

The Company completed an acquisition of London's on May 29, 1998. As a result of the London's acquisition, the Company has had an increase in sales, cost of sales and operating expenses for the second quarter of 1998. The Company expects to take a number of actions intended to integrate the operations of London's with the Company's existing operations and to reduce overall selling, general and administrative expenses. London's previously purchased certain products from outside suppliers, including UHT products, cottage cheese and plastic pints, each of which can be supplied by the Company at an anticipated savings. The acquisition is expected to provide the Company with an additional source of butterfat for the Company's Foods Division during certain peak periods of the year. London's operates an ice cream plant in Burton, Michigan, and it is anticipated that additional internal ice cream production needs will be converted to this plant for the Company as a whole, thereby better utilizing internal equipment and production capacity. There can be no assurance that the Company will be successful in integrating the operations of London's and realizing the anticipated cost savings. Among the factors that might affect the Company's ability to integrate the operations of London's and realize anticipated cost savings include the Company's ability to distribute London's products to other Company divisions in a cost-effective manner, London's ability to realize an increase in plastic pint sales and the Company's ability to develop uniform standards for ice cream production across its plants.

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

As previously reported, by notice dated December 31, 1997, the USDA suspended the Southern Belle Dairy Division from federal procurement and nonprocurement programs and proposed to debar the Division for a period that by regulation would not exceed three years. The Company has challenged the USDA's action in an administrative proceeding and is engaged in discussions with the USDA with respect to the matter. The USDA has proposed that Southern Belle and Broughton enter into a Compliance Agreement in Lieu of Debarment as a means of resolving this matter and has indicated that Southern Belle could be subject to debarment and Broughton to suspension and debarment if they fail to do so. Management is unable at this time to evaluate all the potential outcomes of this matter, but its resolution could lead to increased costs or decreased revenues, or both.

RESULTS OF OPERATIONS

The following tables present certain financial information concerning the Company's results of operations, including certain information presented as a percentage of net sales.

                         THREE MONTHS ENDED JUNE 30,
            (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)

                                    1997                        1998
                                    ----                        ----
Net sales                    $21,205    100.0%          $42,419      100.0%
Cost of sales                 16,507     77.9            33,293       78.5
Gross profit                   4,698     22.2             9,127       21.5
Operating costs
   and expenses                3,746     17.7             7,567       17.8
Operating income                 951      4.5             1,559        3.7
Other income, net                  6      ---               121        0.3
                         -----------    -----        ----------      -----
Net income                      $585      2.8%           $1,025        2.4%
                         ===========                 ==========
Earnings per
   common share:

      Basic                    $0.14                      $0.18
                         ===========                 ==========
      Diluted                  $0.14                      $0.18
                         ===========                 ==========
Shares used in
   computing earnings
   per common share:

      Basic                4,119,660                  5,774,335
                         ===========                 ==========
      Diluted              4,122,500                  5,774,335
                         ===========                 ==========

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET SALES

Net sales for the second quarter 1998 increased $21.2 million or 100.0%, to $42.4 million from $21.2 million for the second quarter 1997. The increase in net sales was primarily due to the acquisition of Southern Belle in December 1997 and London's in May 1998. Therefore, three months' sales were reflected in the second quarter 1998 net sales amounts for Southern Belle and 33 days of net sales were reflected in the second quarter 1998 for London's.

COST OF SALES

Cost of sales for the second quarter 1998 increased $16.8 million or 102.0%, to $33.3 million from $16.5 million in the second quarter 1997. Cost of sales as a percentage of net sales increased to 78.5% in the second quarter 1998 from 77.9% in the second quarter 1997 primarily as a result of increased butterfat prices in the second quarter of 1998. This increase in butterfat prices was partially offset by (i) less dependence on the spot market for the Company's internal butterfat requirements, (ii) the production of certain products by the Company which were previously purchased from outside suppliers and (iii) a change in customer mix toward customers requiring additional delivery service with such sales typically having a lower cost basis as a percentage of net sales.

OPERATING EXPENSES

Operating expenses for the second quarter 1998 increased $3.8 million, or 102.0%, to $7.6 million from $3.7 million in the second quarter 1997. Operating expenses as a percentage of net sales remained relatively constant at 17.8% for the second quarter 1998 compared to 17.7% for the second quarter 1997. As a result of the London's acquisition, the Company will incur additional amortization expense of intangible assets resulting in an annual charge to earnings of approximately $232,000.

OTHER INCOME

Other income for the second quarter 1998 was $121,000 compared to $6,000 for the second quarter 1997. The increase in other income was primarily the result of additional interest income from funds remaining in the Company's treasury as a result of the Company's initial public offering and the gain on sale of certain Company trailers which were replaced by a leased fleet, partially offset by an increase in interest expense resulting from the London acquisition.

NET INCOME

Net income for the second quarter 1998 increased $440,000 to $1,025,000, or $0.18 per share on a diluted basis, from $585,000, or $0.14 per share on a diluted basis, for the second quarter 1997. The increase in net income is primarily attributed to additional sales as a result of the acquisition of Southern Belle and London's Farm Dairy.

                          SIX MONTHS ENDED JUNE 30,
            (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)

                                      1997                        1998
                                      ----                        ----
Net sales                     $41,031      100.0%         $77,170       100.0%
Cost of sales                  32,262       78.6           60,423        78.3
Gross profit                    8,769       21.4           16,747        21.7
Operating costs
   and expenses                 7,249       17.7           14,203        18.4
Operating income                1,521        3.7            2,545         3.3
Other income, net                   3        ---              279         0.4
                          -----------      -----       ----------       -----
Net income                       $931        2.3%          $1,725         2.2%
                          ===========                  ==========
Earnings per
   common share:

      Basic                     $0.23                       $0.30
                          ===========                    ========
      Diluted                   $0.23                       $0.30
                          ===========                   =========
Shares used in
   computing earnings
   per common share:

      Basic                 4,119,660                   5,774,335
                          ===========                  ==========
      Diluted               4,122,500                   5,774,335
                          ===========                  ==========


  SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET SALES

Net sales for the first six months 1998 increased $36.1 million or 88.1% to $77.2 million from $41.0 million for the first six months 1997. The increase in net sales was primarily due to the acquisition of Southern Belle in December 1997. Therefore, six month's sales were reflected in the first six months 1998 net sales amounts for Southern Belle and 33 days of net sales were reflected in the first six months 1998 for London's.

COST OF SALES

Cost of sales for the first six months 1998 increased $28.2 million or 87.3%, to $60.4 million from $32.3 million in the first six months 1997. Cost of sales as a percentage of sales, however, decreased to 78.3% in the first six months 1998 from 78.6% in the first six months 1997 primarily as a result of
(i) less dependence on the spot market for the Company's internal butterfat requirements, (ii) the production of certain products by the Company which were previously purchased from outside suppliers and (iii) a change in customer mix toward customers requiring additional delivery service with such sales typically having a lower cost basis as a percentage of net sales. The factors representing the decrease in cost of sales were partially offset by an overall increase in butterfat costs in the first six months 1998 compared to the first six months 1997.

OPERATING EXPENSES

Operating expenses for the first six months 1998 increased $7.0 million, or 95.9%, to $14.2 million from $7.2 million in the first six months 1997. Operating expenses as a percentage of net sales were 18.4% for the first six months 1998 compared to 17.7% for the first six months 1997. Operating expenses as a percentage of net sales increased primarily due to the Southern Belle acquisition which resulted in an increase in the mix of customers requiring additional delivery services compared to customers utilizing the Company's dock pickup and drop shipment programs. As a result of the London's acquisition, the Company will incur additional amortization expense of intangible assets resulting in an annual charge to earnings of approximately $232,000.

OTHER INCOME

Other income for the first six months 1998 was $279,000 compared to $3,000 for the first six months 1997. The increase in other income was primarily the result of additional interest income from funds remaining in the Company's treasury as a result of the Company's initial public offering and the gain on sale of certain Company trailers which were replaced by a leased fleet.

NET INCOME

Net income for the first six months 1998 increased $795,000 to $1.7 million, or $0.30 per share on a diluted basis, from $931,000, or $0.23 per share on a diluted basis, for the first six months 1997. The increase in net income is primarily attributed to additional sales as a result of the acquisitions of Southern Belle and London's.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its capital expenditures and working capital requirements through cash generated from operating activities. On June 25, 1998, the Company announced a $16.4 million expansion to its existing Marietta, Ohio, processing facility. The expansion is expected to be financed via loans and incentives from state and local governmental agencies of approximately $4.0 million consisting primarily of loans from such agencies, debt financing from banks and internally generated cash. The Company has not finalized any agreements for the financing of the proposed plant expansion.

During the first six months of 1998, as compared to the first six months of 1997, capital expenditures increased $1.7 million to $2.4 million from $747,000 in the first six months of 1997. The capital expenditures were partially offset by cashflows from investing activities for the sale of certain trailers due to the Company's conversion to primarily all leased vehicles of $492,000 and cash received due to the Company canceling an insurance policy on previous officers of Southern Belle in the amount of $198,000. The Company anticipates that capital expenditures in future periods will exceed historical levels.

On March 30, 1998, the Company finalized a loan commitment agreement with a bank that was entered into on February 16, 1998. The agreement provides for two additional credit facilities, in addition to the Company's $4.0 million line of credit agreement with another bank. The first facility provides for a $15.0 million line of credit with interest at either the bank's prime rate or LIBOR plus a margin. The borrowings under this agreement are uncollateralized and the Company pays a commitment fee on unused borrowings ranging from .20% to .35%. The second facility is a $5.0 million uncollateralized capital expenditure line of credit at either the bank's prime rate or LIBOR plus a margin. The borrowings under this commitment are uncollateralized and provide for monthly interest-only payments for one year, converting to term debt to be paid over seven years. As a result of the Company's acquisition of London's, approximately $19.3 million was drawn from the Company's available credit facility in May 1998 to finance the acquisition.

The most restrictive covenants under these agreements are the maintenance of a maximum funded debt to Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio, a minimum tangible net worth, a minimum Earnings Before Interest and Taxes (EBIT) to interest expense ratio, a cashflow coverage ratio as well as other restrictive covenants which are included in the credit agreement dated March 30, 1998. The Company is currently in the process of reviewing alternatives to expand its available credit facilities.

INFLATION

The impact of inflation on the Company's business has been insignificant to date and the Company believes that it will continue to be insignificant for the foreseeable future.

YEAR 2000

The Company is continuing to take steps to provide that its information technology and non-information technology systems are capable of processing
for the Year 2000 and beyond.   As part of that process, suppliers and
vendors with a material relationship to the Company are being contacted on the Company's behalf to verify that their systems also will be Year 2000 compliant and, if not, whether such non-compliance will have a material impact on the operations of the Company. The Company also intends to develop, if needed, contingency plans to facilitate a supply of product to its customers and the receipt of products from suppliers and vendors if problems are discovered. In addition, in connection with its evaluation of possible acquisition candidates, the Company will continue to consider the potential acquisition candidate's Year 2000 compliance and the impact of any deficiencies on the Company.

To date, the Company does not believe that the costs associated with Year 2000 compliance will significantly affect the operating cash flow of the Company. Expenditures generally have been associated with a new software system that recently has been implemented. In addition, recent information technology and non-information technology upgrades were made with the understanding of Year 2000 compliance.


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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      The Company's Annual Report on Form 10-K for the year ended December 31, 1997 describes a pending legal proceeding involving the Company's Southern Belle Division and the U.S. Department of Agriculture. Note 4 to the Company's unaudited Financial Statements included herein contains updating information and is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company completed its initial public offering pursuant to a registration statement on Form S-1 (Registration No. 333-37387) with an effective date of December 8, 1997 and trading commencing on December 9, 1997. The purchase price for the London's acquisition exceeded the amount of proceeds remaining from the Company's initial public offering.


ITEM 5.  OTHER INFORMATION

      If the Company does not receive notice at its principal executive offices on or before December 4, 1998 of a shareholder proposal to change the number of directors of the Company or February 17, 1999 of any other shareholder proposal for consideration at the 1999 annual meeting of shareholders, the proxies named by the Company's Board of Directors with respect to the meeting shall have discretionary voting authority with respect to such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS
             Exhibit #27 - Financial Data Schedule

         (B) REPORTS ON FORM 8-K
             On May 22, 1998, the Company filed a report on Form 8-K reporting under Item 2, disclosing the Company's announcement of the purchase of LFD Holding Corp.

             On June 10, 1998, the Company filed a report on Form 8-K reporting under Item 2, disclosing that on May 29, 1998, the Company had consummated a stock purchase agreement dated May 12, 1998, for the purchase of all the outstanding stock of LFD Holding Corp.

             On August 6, 1998, the Company filed a report on Form 8-K/A reporting under Item 7, the filing of the information required by items 7(a) and (b) of Form 8-K. As required by Item 7(a), the following were filed: (a) Report of Independent Accountants, (b) Consolidated Balance Sheets as of December 31, 1996 and 1997 and as of March 31, 1998 (unaudited), (c) Consolidated Statements of Operations for the years ended December 31, 1996 and 1997 and the three months ended March 31, 1997 and 1998 (unaudited), (d) Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996 and 1997, (e) Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1997 and the three months ended March 31, 1997 and 1998 (unaudited), (f) Notes to Consolidated Financial Statements.

             As required by Item 7(b), the following pro forma financial information was filed: (a) Unaudited Pro Forma Combined Balance sheets as of March 31, 1998, (b) Unaudited Pro Forma Combined Statements of Operations for the year ended December 31, 1997 and the three months ended March 31, 1998, (c) Notes to the Unaudited Pro Forma Combined Financial Statements.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


BROUGHTON FOODS COMPANY

By:   /s/ Philip E. Cline
      -------------------
      President and Chief Executive Officer
      (Principal Executive Officer)

Date: August 13, 1998

By:   /s/ Todd R. Fry
      ---------------
      Treasurer and Chief Financial Officer
      (Principal Financial and Accounting Officer)

Date: August 13, 1998