Form 10-Q
period 1998-09-30
BROUGHTON FOODS CO
filed 1998-11-13
CIK 1046676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q
                     -----------------------------------

           [ x ]  Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                    For the period ended September 30, 1998
                                       or

           [    ]  Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
           For the transition period from          to
                                          ---------    ---------

                        Commission file number  0-23429
                                                -------

                             BROUGHTON FOODS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Ohio                                             31-4135-025
--------------------------------                      -------------------
 (State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

   210 N. Seventh Street
     P.O. Box 656
     Marietta, Ohio                                          45750
-----------------------------------                   -------------------
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

                Indicate the number of shares outstanding of each
                 of the issuer's classes of common stock, as of
                the latest practicable date: 5,774,335 shares of
                the Company's Common Stock ($1.00 par value) were
                       outstanding as of October 31, 1998.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements:

          Consolidated Balance Sheets
            December 31, 1997 and September 30, 1998
          Consolidated Statements of Income
            Three Months Ended September 30, 1997 and 1998
          Consolidated Statements of Income
            Nine Months Ended September 30, 1997 and 1998
          Consolidated Statements of Cash Flows
            Nine Months Ended September 30, 1997 and 1998
          Notes to Consolidated Financial Statements

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

PART I.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS


                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

ASSETS
                                                                      DECEMBER 31,          SEPTEMBER 30,
                                                                          1997                   1998
                                                                      ------------         ------------
Current assets:
     Cash and cash equivalents                                          $9,633,184           $4,905,994
     Accounts receivable, less allowance for doubtful accounts of
       $465,000 at December 31, 1997 and $738,000 at
        September 30, 1998                                              12,767,043           17,774,348
     Inventories                                                         3,551,281            6,439,629
     Prepaid expenses                                                      897,017            1,341,164
     Refundable income taxes                                               230,775               95,000
     Deferred income taxes                                                 100,437              100,437
                                                                      ------------         ------------
          Total current assets                                          27,179,737           30,656,572
                                                                      ------------         ------------
Property, plant and equipment, at cost:
     Buildings                                                           5,958,861           10,137,010
     Machinery and equipment                                            18,935,308           25,238,841
     Leasehold improvements                                                464,156              546,525
     Assets under construction                                             798,093            2,018,929
                                                                      ------------         ------------
                                                                        26,156,418           37,941,305
          Less accumulated depreciation and amortization               (11,586,612)         (11,883,368)
                                                                      ------------         ------------
                                                                        14,569,806           26,057,937
     Land                                                                1,662,819            2,547,451
                                                                      ------------         ------------
                                                                        16,232,625           28,605,388
                                                                      ------------         ------------
Cash surrender value of officer's life insurance, net of policy
     loans of $2,920 at December 31, 1997                                  197,775
Intangible assets and other                                              2,296,389           11,495,390
Prepaid pension costs                                                      341,968              569,567
                                                                      ------------         ------------
                                                                         2,836,132           12,064,957
                                                                      ------------         ------------
     Total assets                                                      $46,248,494          $71,326,917
                                                                      ============         ============



      The accompanying notes are an integral part of the consolidated financial statements.


                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                     DECEMBER 31,           SEPTEMBER 30,
                                                                        1997                   1998
                                                                     ------------           -------------
Current liabilities:
     Accounts payable                                                  $8,124,356           $9,159,231
     Accrued expenses and other                                         2,321,899            2,790,850
     Current installments on  debt                                         21,767              378,989
     Income taxes payable                                                  18,536              354,385
                                                                      -----------          -----------
          Total current liabilities                                    10,486,558           12,683,455
                                                                      -----------          -----------
Debt, net of current installments                                          36,530           19,589,902
Deferred income taxes                                                   2,423,385            2,719,385
Other                                                                     314,016            2,008,101
Commitments and contingencies
Shareholders' equity:
     Common stock, $1 par value; 10,000,000
         shares authorized, 6,314,575 shares issued                     6,314,575            6,314,575
     Additional paid-in capital                                        20,482,702           20,482,702
     Retained earnings                                                  6,698,452            8,036,521
                                                                      -----------          -----------
                                                                       33,495,729           34,833,798
     Less 540,240 shares of common stock in treasury,
         at cost                                                          507,724              507,724
                                                                      -----------          -----------

Total shareholders' equity                                             32,988,005           34,326,074
                                                                      -----------          -----------

Total liabilities and shareholders' equity                            $46,248,494          $71,326,917
                                                                      ===========          ===========



    The accompanying notes are an integral part of the consolidated financial statements.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                             THREE MONTHS ENDED SEPTEMBER 30,
                                                            1997                         1998
                                                        ------------                  -----------
Net sales                                                $20,933,111                  $51,221,989
Cost of sales                                             16,768,251                   40,409,966
                                                         -----------                  -----------
     Gross profit                                          4,164,860                   10,812,023
Operating costs and expenses:
   Selling and distribution                                3,557,073                    8,079,703
   General and administrative expenses                       529,982                    1,673,192
                                                         -----------                  -----------
                                                           4,087,055                    9,752,895
                                                         -----------                  -----------

Income from operations                                        77,805                    1,059,128
Other income (expense):
   Interest income and other, net                             61,542                      109,039
   Interest expense                                         (37,182)                     (383,389)
                                                          ----------                  -----------
                                                              24,360                     (274,350)
                                                          ----------                  -----------

Income before income taxes                                   102,165                      784,778
Total income tax expense                                      45,432                      305,907
                                                          ----------                  -----------
Net income                                                   $56,733                     $478,871
                                                          ==========                  ===========
Earnings per common share:
   Basic                                                       $0.01                        $0.08
                                                          ==========                  ===========
   Diluted                                                     $0.01                        $0.08
                                                          ==========                  ===========
Shares used in computing earnings per
common share:

   Basic                                                   4,121,670                    5,774,335
                                                          ==========                  ===========
   Diluted
                                                           4,122,617                    5,774,335
                                                          ==========                  ===========




     The accompanying notes are an integral part of the consolidated financial statements.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             1997                         1998
                                                         -----------                  -----------
Net sales                                                $61,964,349                 $128,392,359
Cost of sales                                             49,030,082                  100,832,866
                                                         -----------                 ------------
     Gross profit                                         12,934,267                   27,559,493
Operating costs and expenses:
   Selling and distribution                                9,852,016                   20,333,892
   General and administrative expenses                     1,483,773                    3,621,701
                                                         -----------                 ------------
                                                          11,335,789                   23,955,593
                                                         -----------                 ------------
Income from operations                                     1,598,478                    3,603,900
Other income (expense):
   Interest income and other, net                            144,199                      465,128
   Interest expense                                        (116,984)                     (460,351)
                                                         -----------                 ------------
                                                              27,215                        4,777
                                                         -----------                 ------------

Income before income taxes                                 1,625,693                    3,608,677
Total income tax expense                                     638,347                    1,404,445
                                                         -----------                 ------------
Net income                                                  $987,346                   $2,204,232
                                                         ===========                 ============
Earnings per common share:
   Basic                                                       $0.24                        $0.38
                                                         ===========                 ============
   Diluted                                                     $0.24                        $0.38
                                                         ===========                 ============
Shares used in computing earnings per
common share:

   Basic                                                   4,120,327                    5,774,335
                                                         ===========                 ============
   Diluted                                                 4,122,536                    5,774,335
                                                         ===========                 ============







     The accompanying notes are an integral part of the consolidated financial statements.



                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1997               1998
                                                                    -----------       ------------
Cash flows from operating activities:
     Net income                                                       $987,346         $2,204,232
     Adjustment to reconcile net income to net cash
          provided by (used in) operating activities:
          Depreciation and amortization                                686,605          1,758,675
          Bad debt expense                                              32,000             36,000
          Gain on disposal of property, plant and equipment            (4,419)           (69,863)
          Change in deferred gain on sale of fixed assets
          Deferred income taxes                                       (62,966)           (27,291)
          Change in assets and liabilities:
              Accounts receivable                                      272,086          (674,147)
              Inventories                                            (347,267)          (283,875)
              Prepaid expenses                                        (98,848)           (82,184)
              Refundable income taxes                                  168,651            230,775
              Other assets                                           (652,238)          (374,614)
              Prepaid and accrued pension costs                       (63,580)          (227,599)
              Accounts payable                                         103,847        (3,722,675)
              Accrued expenses and other                              (43,767)          (372,700)
              Income taxes payable                                   (236,608)            325,208
              Other long term liabilities                                                (68,133)
                                                                   -----------        -----------
                   Total adjustments                                 (246,504)        (3,552,423)
                                                                   -----------        -----------
     Net cash provided by (used in) operating activities               740,842        (1,348,191)
                                                                   -----------        -----------
Cash flows from investing activities:
     Proceeds from disposal of property, plant and equipment            10,364            522,342
     Proceeds from termination of officer's life insurance
       policy                                                                             197,775
     Purchases of property, plant and equipment                    (1,508,544)        (3,496,721)
     Business acquisitions, net of cash acquired                                     (18,698,280)
                                                                   -----------        -----------
     Net cash used in investing activities                         (1,498,180)       (21,474,884)
                                                                   -----------        -----------
Cash flows from financing activities:
     Payments on term debt                                           (966,847)           (85,478)
     Proceeds from debt                                                565,000         19,336,230
     Purchases of preferred stock                                     (37,070)
     Dividends paid                                                  (262,505)        (1,154,867)
     Issuance of treasury stock, including tax benefits                  4,594
                                                                   -----------        -----------
     Net cash (used in) provided by financing activities             (696,828)         18,095,885
                                                                   -----------        -----------
     Net decrease in cash and cash equivalents                     (1,454,166)        (4,727,190)


CONTINUED,

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    NINE MONTHS ENDED SEPTEMBER 30,
                                                                       1997               1998
                                                                     --------            -------
     Cash and cash equivalents, beginning of period                 $2,307,815         $9,633,184
                                                                    ----------         ----------

     Cash and cash equivalents, end of period                        $ 853,649         $4,905,994
                                                                    ==========         ==========

Supplemental disclosure of cash flow information:

     Cash paid during the period for:

          Interest                                                    $121,426           $443,851
                                                                    ==========         ==========
          Income taxes                                                $908,764         $1,004,786
                                                                    ==========         ==========

Supplemental disclosure of noncash investing and financing activities:


        The Company recorded a deferred gain in February 1998
            as a result of a sale leaseback of certain equipment.                        $181,958
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

A summary of the Company's significant accounting policies is presented on pages F-7 to F-10 of its 1997 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during 1998.

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited consolidated financial position, results of operations and cash flows of Broughton Foods Company ("the Company" or "Broughton") and subsidiaries for interim periods.

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." The adoption of this statement did not have an impact on the Company's presentation of financial statements for the period ended September 30, 1998.


2. INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out ("FIFO") method using standard costs which approximate actual. The major components of inventory at December 31, 1997 and September 30, 1998 were as follows:


                                                             DECEMBER 31,       SEPTEMBER 30,
                                                                1997                1998
                                                            ----------           ----------
Raw products and finished goods                             $1,966,156           $3,612,860
Ingredients                                                    450,480              881,946
Warehouse, packaging supplies and other                      1,134,645            1,944,823
                                                            ----------           ----------
                                                            $3,551,281           $6,439,629
                                                            ==========           ==========



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


4. COMMITMENTS AND CONTINGENCIES

The former Southern Belle Dairy Company received a Notice of Proposed Debarment dated June 1, 1994, from the United States Department of Agriculture ("USDA"), in which the USDA proposed to debar the former Southern Belle Dairy Company from engaging in contracts and other transactions involving all federal agency procurement and nonprocurement programs for up to three years as a result of previously settled antitrust violations by such entity. On April 18, 1995, the former Southern Belle Dairy Company entered into a Compliance Agreement in Lieu of Debarment with the USDA (the "Southern Belle Compliance Agreement"). This agreement was for a three-year period and required the former Southern Belle Dairy Company to establish and maintain a compliance program which included, among other things, the establishment of an ethics committee and formal ethics and education training for all employees. Although the Southern Belle Compliance Agreement expired on April 18, 1998, the Southern Belle Division is still operating under its terms.

By notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar such division for a period that by regulation would not exceed three years, based on alleged breaches of the Southern Belle Compliance Agreement by the former Southern Belle Dairy Company, prior to its merger with the Company in early December 1997. The Company has challenged the USDA action in an administrative proceeding. The USDA had proposed that the Southern Belle Division and the Company enter into a new Compliance Agreement in Lieu of Debarment as a means of resolving this matter and has indicated that both Southern Belle and the Company could be subject to suspension and debarment if they fail to enter into such proposed agreement. Further, the terms of the proposed agreement include a requirement that the USDA consent to the proposed merger of the Company with a wholly-owned subsidiary of Suiza Foods
Corporation. The Company is currently engaged in discussions with USDA with respect to this matter.

On September 23, 1998, the USDA agreed to the Company's request that it separate the suspension and debarment proceedings against the Southern Belle Division, and any action it may purse against the Company. The USDA has indicated that the separate action it may pursue against the Company would be based on the civil antitrust action brought by the State of Ohio against the Company and sixteen other defendants, which the Company and six of the original defendants settled in September 1997. In its September 23, 1998 letter, the USDA withdrew its offer to the Company of the newly proposed Compliance Agreement in Lieu of Debarment. The USDA has advised that a decision on Southern Belle's suspension and debarment will be rendered by November 30, 1998, unless good cause exists to extend the determination period.

Management is unable at this time to predict the outcome of this USDA proceeding; however, if unfavorably resolved, this USDA proceeding could have a material adverse effect on the Company's financial position and results of operations.


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

The acquisition was accounted for by the purchase method, and accordingly, the acquisition costs have been allocated to the assets and liabilities acquired based upon their estimated fair values at the date of acquisition. The estimated fair values of these assets are summarized as follows:

                 Current assets                                             $7,487,561
                 Property, plant and equipment                              10,694,747
                 Other assets                                                  360,195
                 Excess of costs over net assets                             8,751,338
                 Current liabilities                                       (6,165,354)
                 Other liabilities                                         (1,340,757)
                 Debt, long-term portion                                     (659,840)
                 Deferred taxes, net                                         (296,001)
                                                                           -----------
                                                                           $18,831,889
                                                                           ===========


Tradename, distribution network and workforce are being amortized over the following estimated useful lives on a straight-line basis:


                                                    Life                      Amount
                                                    ----                  ----------
                 Tradename                            40                  $5,371,915
                 Distribution network                 40                   2,637,122
                 Workforce                            23                     742,301
                                                                          ----------
                                                                          $8,751,338
                                                                          ==========

The following table summarizes the unaudited consolidated pro forma results of operations and pro forma net income per share for the nine months ended September 30, 1997 and the nine months ended September 30, 1998, assuming the London's acquisition had occurred at January 1, 1997.

                                                           Nine months ended         Nine months ended
                                                          September 30, 1997         September 30, 1998
                                                          ------------------         ------------------
                 Revenues                                        $104,503,000               $150,800,000
                 Net income                                           926,000                    998,000
                 Diluted earnings per share                             $0.22                      $0.17
                 Diluted weighted average shares
                     outstanding                                    4,122,500                  5,774,335


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


6. MERGER

On September 10, 1998, the Company entered into a definitive agreement to merge with a wholly-owned subsidiary of Suiza Foods Corporation (Suiza). As a result of the merger, each non-dissenting Broughton shareholder would receive $19.00 per share in cash. Consummation of the merger is conditioned upon expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), approval of Broughton shareholders and satisfaction of other conditions contained in the Agreement.

The Company and Suiza agreed, pursuant to the Merger Agreement, to use their respective best efforts to file or cause to be filed with the Federal Trade Commission ("FTC") and the Department of Justice ("DOJ") such notifications as are required to be filed under the HSR Act and the rules and regulations promulgated thereunder, and to respond as promptly as practicable to any requests for additional information made by either the FTC or the DOJ. Pursuant to such agreement, on September 24, 1998, the Company and Suiza each filed Premerger Notification and Report Forms with the FTC and the Antitrust Division of the DOJ, requesting early termination of the 30-day waiting period. The statutory waiting period under the HSR Act was scheduled to expire at 11:59 p.m. on October 24, 1998. By letter dated October 23, 1998, the DOJ requested additional information of both the Company and Suiza and extended the waiting period, during which the Merger may not be consummated, for a period of 20 days after the DOJ's receipt of all requested information.

At any time before or after the consummation of the Merger and notwithstanding the expiration or termination of the applicable HSR Act waiting period, any federal or state antitrust authorities could take action under the antitrust laws as they deem necessary or desirable in the public interest. Such action could include seeking to enjoin the consummation of the Merger or seeking divestiture of all or part of the assets of the Company or Suiza. Private parties may also seek to take legal action under the antitrust laws, if circumstances permit.

If the FTC, the DOJ, or any other federal or antitrust authority were to challenge the Merger, the consummation of the Merger could be postponed beyond December 31, 1998, in which event either the Company or Suiza would be entitled to terminate the Merger Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

The Company is a leading manufacturer and distributor of fresh milk and related dairy products in Ohio, Michigan, West Virginia, Kentucky, Tennessee and parts of the eastern United States. The Company has grown primarily through internal growth and strategic acquisitions. Through such growth, the Company has realized regional economies of scale and operational efficiencies. The Company operates through four major divisions - - the Dairy Division based in Marietta, Ohio; the Foods Division based in Charleston, West Virginia; the Southern Belle Division based in Somerset, Kentucky; and the London's Farm Dairy Division based in Port Huron, Michigan.

The Company completed an acquisition of Southern Belle Dairy Company ("Southern Belle") of Somerset, Kentucky in December 1997. The Company has had an increase in sales, cost of sales and operating expenses for the first nine months of 1998 compared with the first nine months of 1997 due primarily to the Southern Belle acquisition. As a result of this acquisition, the Company has taken and expects to take a number of actions intended to integrate the operations of Southern Belle with the Company's existing operations and to reduce certain product costs and overall, selling, general and administrative expenses. The Company has successfully implemented synergy savings involving the utilization of butterfat, a raw material required in the production of many items within the Foods Division, including heavy whipping cream, table cream, aerosol whipped toppings and half-and-half. Southern Belle does not manufacture non-fluid dairy products and, therefore, does not utilize butterfat, a by-product of its fluid milk manufacturing processes and an integral raw material required in the production of non-fluid dairy products. Accordingly, as a result of the Southern Belle acquisition, the Company has received cost savings from less dependence on the "spot" market for its butterfat requirements. The Dairy Division is currently successfully manufacturing for the Southern Belle Division both plastic pints and soft-serve mixes. Southern Belle previously purchased soft-serve mixes from an outside supplier and had not initiated a plastic pint product within its market segment. In addition to the products that have been successfully integrated into the Company, additional cost savings are anticipated to be achieved through the further integration of ice cream, sour cream and cottage cheese production, all products that Southern Belle has historically purchased from outside suppliers and which will now be supplied by the Company. The Company's Foods Division is currently manufacturing for the Southern Belle Division a full complement of UHT products including heavy whipping cream, half-and-half and non-dairy creamers. The Company has been successful in integrating many of the cost saving synergies identified in the Southern Belle acquisition, however, there can be no assurance that the Company will be successful in integrating the remaining operations of Southern Belle and realizing additional cost savings in the future.

The Company completed an acquisition of London's on May 29, 1998. As a result of the London's acquisition, the Company has had an increase in sales, cost of sales and operating expenses for the second and third quarters of 1998. The Company expects to take a number of actions intended to integrate the operations of London's with the Company's existing operations and to reduce overall selling, general and administrative expenses. London's previously purchased certain products from outside suppliers, including UHT products, cottage cheese and plastic pints, each of which can be supplied by the Company at an anticipated savings. The acquisition is expected to provide the Company with an additional source of butterfat for the Company's Foods Division during certain peak periods of the year. London's operates an ice cream plant in Burton, Michigan, and it is anticipated that additional internal ice cream production needs will be converted to this plant for the Company as a whole, thereby better utilizing internal equipment and production capacity. There can be no assurance that the Company will be successful in integrating the operations of London's and realizing the anticipated cost savings. Among the factors that might affect the Company's ability to integrate the operations of London's and realize anticipated cost savings include the Company's ability to distribute London's products to other Company divisions in a cost-effective manner, London's ability to realize an increase in plastic pint sales and the Company's ability to develop uniform standards for ice cream production across its plants.

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

The former Southern Belle Dairy Company received a Notice of Proposed Debarment dated June 1, 1994, from the USDA, in which the USDA proposed to debar the former Southern Belle Dairy Company from engaging in contracts and other transactions involving all federal agency procurement and nonprocurement programs for up to three years as a result of previously settled antitrust violations by such entity. On April 18, 1995, the former Southern Belle Dairy Company entered into a Compliance Agreement in Lieu of Debarment with the USDA (the "Southern Belle Compliance Agreement"). This agreement was for a three-year period and required the former Southern Belle Dairy Company to establish and maintain a compliance program which included, among other things, the establishment of an ethics committee and former ethics and education training for all employees. Although the Southern Belle Compliance Agreement expired on April 18, 1998, the Southern Belle Division is still operating under its terms.

By notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar such division for a period that by regulation would not exceed three years, based on alleged breaches of the Southern Belle Compliance Agreement by the former Southern Belle Dairy Company, prior to its merger with the Company in early December 1997. The Company has challenged the USDA action in an administrative proceeding. The USDA had proposed that the Southern Belle Division and the Company enter into a new Compliance Agreement in Lieu of Debarment as a means of resolving this matter and has indicated that both Southern Belle and the Company could be subject to suspension and debarment if they fail to enter into such proposed agreement. Further, the terms of the proposed agreement include a requirement that the USDA consent to the proposed merger of the Company with a wholly-owned subsidiary of Suiza Foods Corporation. The Company is currently engaged in discussions with USDA with respect to this matter.

On September 23, 1998, the USDA agreed to the Company's request that it separate the suspension and debarment proceedings against the Southern Belle Division, and any action it may purse against the Company. The USDA has indicated that the separate action it may pursue against the Company would be based on the civil antitrust action brought by the State of Ohio against the Company and sixteen other defendants, which the Company and six of the original defendants settled in September 1997. In its September 23, 1998 letter, the USDA withdrew its offer to the Company of the newly proposed Compliance Agreement in Lieu of Debarment. The USDA has advised that a decision on Southern Belle's suspension and debarment will be rendered by November 30, 1998, unless good cause exists to extend the determination period.

Management is unable at this time to predict the outcome of this USDA proceeding; however, if unfavorably resolved, this USDA proceeding could have a material adverse effect on the Company's financial position and results of operations.

On September 10, 1998, the Company entered into a definitive agreement to merge with a wholly-owned subsidiary of Suiza Foods Corporation (Suiza). As a result of the merger, each non-dissenting Broughton shareholder would receive $19.00 per share in cash. Consummation of the merger is conditioned upon expiration or termination of applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (HSR Act), approval of Broughton shareholders and satisfaction of other conditions contained in the Agreement.

The Company and Suiza agreed, pursuant to the Merger Agreement, to use their respective best efforts to file or cause to be filed with the Federal Trade Commission ("FTC") and the Department of Justice ("DOJ") such notifications as are required to be filed under the HSR Act and the rules and regulations promulgated thereunder, and to respond as promptly as practicable to any requests for additional information made by either the FTC or the DOJ. Pursuant to such agreement, on September 24, 1998, the Company and Suiza each filed Premerger Notification and Report Forms with the FTC and the Antitrust Division of the DOJ, requesting early termination of the 30-day waiting period. The statutory waiting period under the HSR Act was scheduled to expire at 11:59 p.m. on October 24, 1998. By letter dated October 23, 1998, the DOJ requested additional information of both the Company and Suiza and extended the waiting period, during which the Merger may not be consummated, for a period of 20 days after the DOJ's receipt of all requested information.

At any time before or after the consummation of the Merger and notwithstanding the expiration or termination of the applicable HSR Act waiting period, any federal or state antitrust authorities could take action under the antitrust laws as they deem necessary or desirable in the public interest. Such action could include seeking to enjoin the consummation of the Merger or seeking divestiture of all or part of the assets of the Company or Suiza. Private parties may also seek to take legal action under the antitrust laws, if circumstances permit.

If the FTC, the DOJ, or any other federal or antitrust authority were to challenge the Merger, the consummation of the Merger could be postponed beyond December 31, 1998, in which event either the Company or Suiza would be entitled to terminate the Merger Agreement.

RESULTS OF OPERATIONS

The following tables present certain financial information concerning the Company's results of operations, including certain information presented as a percentage of net sales.


                        THREE MONTHS ENDED SEPTEMBER 30,
             (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)

                                          1997                                  1998
                                          ----                                  ----
Net sales                       $20,933             100.0%           $51,222            100.0%
Cost of sales                    16,768              80.1             40,410             78.9
Gross profit                      4,165              19.9             10,812             21.1
Operating costs
   and expenses                   4,087              19.5              9,753             19.0
Operating income                     78               0.4              1,059              2.1
Other income, net                    24               0.1              (274)              0.5
                              ---------          ---------         ---------          --------
Net income                          $57               0.3%              $479              0.9%
                              =========                            =========
Earnings per
   common share:
         Basic                    $0.01                                $0.08
                              =========                            =========
         Diluted                  $0.01                                $0.08
                              =========                            =========
Shares used in
   computing earnings
   per common share:
         Basic                4,121,670                            5,774,335
                              =========                            =========
         Diluted
                              4,122,617                            5,774,335
                              =========                            =========

     THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED
                              SEPTEMBER 30, 1997

NET SALES

Net sales for the third quarter 1998 increased $30.3 million or 145.0%, to $51.2 million from $20.9 million for the third quarter 1997. The increase in net sales was primarily due to the acquisition of Southern Belle in December 1997 and London's in May 1998. Therefore, three months sales were reflected in the third quarter 1998 net sales amounts for Southern Belle and London's.

COST OF SALES

Cost of sales for the third quarter 1998 increased $23.6 million or 141.0%, to $40.4 million from $16.8 million in the third quarter 1997. Cost of sales as a percentage of net sales decreased to 78.9% in the third quarter 1998 from 80.1% in the third quarter 1997 primarily as a result of (i) a significant change in customer mix resulting from the Southern Belle and London's acquisitions (ii) less dependence on the spot market for the Company's internal butterfat requirements, (iii) the production of certain products by the Company which were previously purchased from outside suppliers and (iv) a change in customer mix toward customers requiring additional delivery service with such sales typically having a lower cost basis as a percentage of net sales. The factors representing the decrease in cost of sales as a percentage of net sales were partially offset by an overall increase in butterfat costs and increased price competition in the third quarter of 1998 compared to the third quarter of 1997.

OPERATING EXPENSES

Operating expenses for the third quarter 1998 increased $5.7 million, or 139.0%, to $9.8 million from $4.1 million in the third quarter 1997. Operating expenses as a percentage of net sales decreased to 19.0% for the third quarter 1998 compared to 19.5% for the third quarter 1997. The decrease in operating expenses as a percentage of net sales is primarily related to the acquisition of London's which has lower operating costs as a percentage of sales primarily due to the composition of delivery routes and distribution network. Operating expenses were also impacted by additional costs incurred during the third quarter for certain merger related expenses related to the planned merger with Suiza Foods Corporation. As a result of the London's acquisition, the Company will incur additional amortization expense of intangible assets resulting in an annual charge to earnings of approximately $232,000.

OTHER INCOME (EXPENSE)

Other expense for the third quarter 1998 was ($274,000) compared to income of $24,000 for the third quarter 1997. The decrease in other income was primarily the result of additional interest expense to finance the acquisition of London's.

NET INCOME

Net income for the third quarter 1998 increased $422,000 to $479,000, or $0.08 per share on a diluted basis, from $57,000, or $0.01 per share on a diluted basis, for the third quarter 1997. The increase in net income is primarily attributed to additional sales as a result of the acquisition of Southern Belle and London's.


                                  NINE MONTHS ENDED SEPTEMBER 30,
                       (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)

                                           1997                                 1998
                                           ----                                 ----
Net sales                       $61,964             100.0%          $128,392            100.0%
Cost of sales                    49,030              79.1            100,833             78.5
Gross profit                     12,934              20.9             27,559             21.5
Operating costs
   and expenses                  11,335              18.3             23,956             18.7
Operating income                  1,599               2.6              3,604              2.8
Other income, net                    27               ---                  5              ---
                              ---------         ---------          ---------         ---------
Net income                         $987               1.6%            $2,204              1.7%
                              =========                            =========
Earnings per
   common share:
         Basic                    $0.24                                $0.38
                              =========                            =========
         Diluted                  $0.24                                $0.38
                              =========                            =========
Shares used in
   computing earnings
   per common share:
         Basic                4,120,327                            5,774,335
                              =========                            =========
         Diluted
                              4,122,536                            5,774,335
                              =========                            =========




    NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES

Net sales for the first nine months 1998 increased $66.4 million or 107.2% to $128.4 million from $62.0 million for the first nine months 1997. The increase in net sales was primarily due to the acquisition of Southern Belle in December 1997 and London's in May 1998. Therefore, nine month's sales were reflected in the first nine months 1998 net sales amounts for Southern Belle and 125 days of net sales were reflected in the first nine months 1998 for London's.

COST OF SALES

Cost of sales for the first nine months 1998 increased $51.8 million or 105.7%, to $100.8 million from $49.0 million in the first nine months 1997. Cost of sales as a percentage of sales, however, decreased to 78.5% in the first nine months 1998 from 79.1% in the first nine months 1997 primarily as a result of
(i) a significant change in the customer mix as a result of the Southern Belle and London's acquisition, (ii) less dependence on the spot market for the Company's internal butterfat requirements, and (iii) the production of certain products by the Company which were previously purchased from outside suppliers. The factors representing the decrease in cost of sales as a percentage of net sales were partially offset by an overall increase in butterfat costs and increased price competition in the first nine months 1998 compared to the first nine months 1997.

OPERATING EXPENSES

Operating expenses for the first nine months 1998 increased $12.7 million, or 111.3%, to $24.0 million from $11.3 million in the first nine months 1997. Operating expenses as a percentage of net sales were 18.7% for the first nine months 1998 compared to 18.3% for the first nine months 1997. Operating expenses as a percentage of net sales increased primarily due to (i) additional costs related to the announced merger with Suiza Foods Corporation, (ii) additional costs associated with the Company being a public reporting entity and (iii) the implementation of a new computer system at the Company's Marietta, Ohio facility. As a result of the London's acquisition, the Company will incur additional amortization expense of intangible assets resulting in an annual charge to earnings of approximately $232,000.

OTHER INCOME

Other income for the first nine months 1998 was $5,000 compared to $27,000 for the first nine months 1997. The decrease in other income was primarily the result of additional interest expense resulting from the Company's acquisition of London's offset by additional interest income from funds remaining in the Company's treasury as a result of the Company's initial public offering and the gain on sale of certain Company trailers which were replaced by a leased fleet.

NET INCOME

Net income for the first nine months 1998 increased $1.2 million to $2.2 million, or $0.38 per share on a diluted basis, from $987,000, or $0.24 per share on a diluted basis, for the first nine months 1997. The increase in net income is primarily attributed to additional sales as a result of the acquisitions of Southern Belle and London's.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically financed its capital expenditures and working capital requirements through cash generated from operating activities. On June 25, 1998, the Company announced a $16.4 million expansion to its existing Marietta, Ohio, processing facility. The expansion is expected to be financed via loans and incentives from state and local governmental agencies of approximately $4.0 million consisting primarily of loans from such agencies, debt financing from banks and internally generated cash. The Company has not finalized any agreements for the financing of the proposed plant expansion and the expansion has not commenced due to the announced merger with a wholly owned subsidiary of Suiza Foods Corporation.

During the first nine months of 1998, as compared to the first nine months of 1997, capital expenditures increased $2.0 million to $3.5 million from $1.5 million in the first nine months of 1997. The capital expenditures were partially offset by cashflows from investing activities for the sale of certain trailers due to the Company's conversion to primarily all leased vehicles of $492,000 and cash received due to the Company canceling an insurance policy on previous officers of Southern Belle in the amount of $198,000. The Company anticipates that capital expenditures in future periods will exceed historical levels.

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

YEAR 2000

The Year 2000 problem can affect all software programs and physical devices with embedded computer chips or processors. The Company has been concerned with this problem and committed to limiting its exposure. The Company and its subsidiaries have put in place a plan to analyze all software and systems in order to isolate where Year 2000 problems will occur. This project is divided into two major sections; General Offices and Plants, and is being reviewed on a divisional basis.

The analysis of the General Offices includes all systems and software, including, but not limited to, major business software and hardware; personal computers; telephone systems; and security systems. The Company's General Offices review is near completion. The major business application hardware and software for the Company's London's Farm Dairy Division, a commercial software package, is Year 2000 compliant; however, the software vendor is continuing its testing program. The Company's Dairy division hardware is compliant and a compliant software version of its business applications is to be supplied by the vendor in the first quarter of 1999. The Company's Foods division hardware is compliant and will commence conversion to the Company's Dairy division's commercial software package in the first quarter of 1999. The Company's Southern Belle division hardware and software is currently non-compliant. This division will commence conversion to the software utilized by the Company's Dairy division in the first quarter of 1999.

The analysis of the Company Plants includes all systems and software, including, but not limited to, process control equipment (PLC) and software; personal computers; safety systems; telephone systems; and security systems. The Company Plants have been contacting their vendors to ensure Year 2000 compliance. A substantial portion of this section of the project has been completed. The analysis phase will be completed by the first quarter of 1999. All Company Plant systems are expected to be compliant by the third quarter of 1999.

The Company is committed to remediate or replace any software or system that has been identified as being non-Year 2000 compliant. The review of the
majority of software and systems is completed.   As Year 2000 compliance issues
are identified, they have been eliminated. For the past several years, all software and system purchases and/or upgrades were made with the understanding of Year 2000 compliance. An ownership change was a primary driver in the replacement of major business hardware and software. Although Year 2000 compliance was a consideration, it did not accelerate the conversion to the new systems. The remaining costs associated with Year 2000 compliance are not expected to significantly affect the operating cash flow, although such costs have not been completely quantified at this time.

Contingency plans have been created in order for the Company to produce and distribute products in the event of non-compliance. The impact of these contingencies would not adversely affect the operation or financial condition of the Company.

The Company is also concerned with the readiness of its suppliers and vendors with a material relationship to the Company. They are being contacted on the Company's behalf to verify that their systems also will be Year 2000 compliant and, if not, whether such non-compliance will have a material impact on the operations of the Company. The Company intends to develop, if needed, contingency plans to facilitate a supply of products to its customers and the receipt of products from suppliers and vendors if problems are discovered.

Despite the Company's efforts in regards to this issue, there can be no assurance that partial or total systems interruptions, or the costs necessary to update hardware and software, would not have a material adverse effect upon the Company. The foregoing assessments of the impact on the Year 2000 compliance problem on the Company are based on management's best estimates at the present time and could change substantially. The Company's readiness program is an ongoing process and the estimated completion dates for various software and systems described above are subject to change.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) EXHIBITS
             Exhibit #27 - Financial Data Schedule

         (B) REPORTS ON FORM 8-K
             On September 15, 1998, the Company filed a report on Form 8-K reporting under Item 2, disclosing the Company's execution of the agreement of merger with a wholly owned subsidiary of Suiza Foods Corporation.

         (C) PROXY STATEMENT
             Exhibit #2 - Proxy Statement regarding proposed merger with a wholly owned subsidiary of Suiza Foods Corporation.
             Incorporated by reference from Proxy filing on October 30, 1998.

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

Date: November 13, 1998

By:      /s/ Todd R. Fry
         ---------------
         Treasurer and Chief Financial Officer
         (Principal Financial and Accounting Officer)

Date: November 13, 1998