Form 10-K
period 1998-12-31
BROUGHTON FOODS CO
filed 1999-03-31
CIK 1046676

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                               ------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 0-23429
                               ------------------
                            BROUGHTON FOODS COMPANY
             (Exact Name of Registrant as Specified in its Charter)

                      OHIO                                              31-4135-025
         (State or Other Jurisdiction of                   (I.R.S. Employer Identification No.)
         Incorporation or Organization)

                             210 N. SEVENTH STREET
                                 P. O. BOX 656
                                 MARIETTA, OHIO
                                   45750-0656
              (Address of Principal Executive Offices) (Zip Code)

                                 (740) 373-4121
               Registrant's Telephone Number, Including Area Code

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

 SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK $1.00
                                   PAR VALUE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant at March 17, 1999, based on the $12.438 per share closing price for the Company's common stock on the NASDAQ National Market was approximately $40,652,981.

The number of shares of the Registrant's Common Stock outstanding as of March 17, 1999 was 5,774,335.

                           OUTLOOK AND UNCERTAINTIES

Certain information in this Annual Report may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance, and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential", or "continue", or the negative thereof or other comparable terminology. Although Broughton Foods Company (the "Company" or "Broughton") believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. The Company's future financial condition and results, as well as any forward-looking statements are subject to inherent risks and uncertainties, including, without limitation, potential limitations on the Company's ability to pursue its acquisition strategy and successfully integrate acquired operations, limitations arising from the Company's indebtedness, dependence on certain customers and suppliers, significant competition, fluctuating raw material and transportation costs, government regulation, seasonality and dependence on key management.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

            ITEM                                                                  PAGE
            ----                                                                  ----
PART I
             1     Business....................................................
             2     Properties..................................................
             3     Legal Proceedings...........................................
             4     Submission of Matters to a Vote of Stockholders.............
PART II
             5     Market for Registrant's Common Equity and Related
                   Stockholder Matters.........................................
             6     Selected Financial Data.....................................
             7     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...................................
             7A    Quantitative and Qualitative Disclosures About Market
                   Risk........................................................
             8     Financial Statements and Supplementary Data.................
             9     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................
PART III
             10    Directors and Executive Officers of the Registrant..........
             11    Executive Compensation......................................
             12    Security Ownership of Certain Beneficial Owners and
                   Management..................................................
             13    Certain Relationships and Related Transactions..............
PART IV
             14    Exhibits, Financial Statement Schedules, and Reports on Form
                   8-K.........................................................

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Broughton was incorporated under the laws of the State of Ohio in 1933. On December 12, 1997, the Company completed its initial public offering (the "Offering") of 1.3 million shares of Common Stock.

     The Company is a leading manufacturer and distributor of fresh milk and dairy products in Ohio, West Virginia, Kentucky, Tennessee, Michigan and parts of the eastern United States. The Company has grown primarily through internal growth and strategic acquisitions. Through such growth, the Company has realized regional economies of scale and operational efficiencies. The Company operates through four (4) divisions -- the Dairy Division (based in Marietta, Ohio), the Southern Belle Division (based in Somerset, Kentucky), the London's Farm Division (based in Port Huron, Michigan) and the Foods Division (based in Charleston, West Virginia). The Dairy Division, with its raw milk processing plant based in Marietta, Ohio, manufactures and distributes a full line of fresh milk and related products and also distributes brand name dairy and non-dairy foods. The Dairy Division processes whole milk, reduced-fat milk, low-fat milk, and fat-free milk and manufactures buttermilk, cottage cheese, chocolate milk, eggnog, iced tea, ice cream mix, fruit drink, yogurt mix and ice cream under its own Broughton or Dairylane label and under various private labels. The Southern Belle Division is primarily a fluid milk producer with a raw milk processing plant based in Somerset, Kentucky. Other product lines produced at the Southern Belle Division include orange juice and flavored drinks. Products are manufactured by the Company under the Southern Belle brand name and other private labels. The London's Farm Division, with its raw milk processing plant in Port Huron, Michigan, manufactures and distributes a full line of fresh milk and other products, while its Burton, Michigan plant produces a variety of ice cream products. The Foods Division, with a UHT plant based in Charleston, West Virginia, manufactures a variety of extended life products, including half-and-half, sour cream, dips, dressings, aerosol toppings, whipped cream, coffee cream, table cream, non-dairy creamers and whipped toppings. The Foods Division also distributes various lines of branded refrigerated food products manufactured by third parties. The Company also operates one dairy store, which is managed by the Dairy Division.

     The Company acquired Johnson's All-Star Dairy ("Johnson") in May 1997. Johnson sold dairy products in West Virginia, eastern Kentucky and southeastern Ohio. Since its acquisition of Johnson, the Company has consolidated all of Johnson's production into existing facilities, has reduced costs associated with Johnson's former manufacturing facility and has eliminated duplicative delivery and administrative expenses.

     On December 12, 1997, the Company merged with Southern Belle Dairy Company, with the Company as the surviving entity, and paid the shareholders of Southern Belle a combined total of $5.0 million in cash and shares of Common Stock of the Company. The transaction was completed concurrent with the closing of the Offering. Although not a separate corporate entity from the Company, the former Southern Belle Dairy Company is maintained as a separate division of the Company (collectively referred to as the "Southern Belle Division" or "Southern Belle").

     The Company completed an acquisition of LFD Holding Corp. and its wholly owned subsidiary, London's Farm Dairy, Inc. (collectively referred to as "London's", "London's Farm Division" or "London's Farm Dairy"), on May 29, 1998, pursuant to which LFD Holding Corp. became a subsidiary of the Company. The London's Farm Division operates an ice cream plant in Burton, Michigan and a raw milk processing facility in Port Huron, Michigan.

     On September 11, 1998, the Company announced that it had executed an Agreement and Plan of Merger with Suiza Foods Corporation ("Suiza") a Delaware corporation and Suiza Foods Acquisition Corp. ("Merger Sub"), an Ohio corporation and wholly owned subsidiary of Suiza dated September 10, 1998 (the "Agreement"), providing for the merger of the Company with Merger Sub, with each Company share being exchanged for the sum of Nineteen Dollars ($19.00) cash. Consummation of the merger is conditioned upon satisfaction of all conditions contained in the Agreement. If the merger is consummated, the Company will become a wholly-owned subsidiary of Suiza. On September 10, 1998, 5,774,335 shares of Company common stock were issued and outstanding. The Agreement was approved by Company shareholders at a special meeting held on December 4, 1998.

     On January 18, 1999 the Company announced that Suiza and the Company had executed an amendment to the Agreement.

     The amended Agreement, dated January 18, 1999, extends from December 31, 1998 to April 15, 1999 the date on which either party may terminate the amended Agreement if the merger has not been completed on such date. A related Stock Purchase Agreement dated January 18, 1999 between Suiza, the Company and eight shareholders of the Company provides that at completion of the merger, those shareholders will sell Two Million (2,000,000) Company shares to Suiza, and will receive, in lieu of the $19.00 per share cash merger consideration, the cash sum of $10.00 per Company share, without interest, plus the right to receive up to an additional $9.00 per share if certain earnings and performance goals are met between the date of the merger and March 31, 2000.

     Subject to satisfaction of all conditions contained in the Agreement and Plan of Merger, as amended, and the Stock Purchase Agreement, the parties agreed to complete the merger on March 31, 1999.

     On March 18, 1999 the United States District court for the Eastern District of Kentucky, London Division, entered a temporary restraining order enjoining Suiza, the Company and all persons acting on their behalf from consummating, directly or indirectly, their proposed merger, or implementing any other plan or agreement by which Suiza and the Company, or any part of them would combine under common ownership or control. Earlier the same day, the United States Department of Justice Antitrust Division ("DOJ") filed a Motion for Temporary Restraining Order ("TRO"), Motion for Preliminary Injunction and a Complaint in seeking to enjoin the proposed acquisition of the Company by Suiza. The DOJ alleged that competition in the production and sale of school milk in South Central Kentucky school districts would be substantially lessened as a result of the proposed transaction.

     By terms of the Court's order, the TRO shall remain in effect until such time as the Court addresses the DOJ's Motion for Preliminary Injunction. Suiza and the Company independently concluded and agreed not to contest the motion for TRO. Suiza and the Company continue to review their options for responding to the DOJ's action.

     The final outcome of the proposed merger with Suiza may impact the Company's future plans regarding business strategy and may have a material adverse effect on the Company's financial position and results of operations.

     The complete mailing address for the Company's principal executive office is 210 North Seventh Street, P.O. Box 656, Marietta, Ohio 45750. The Company's telephone number is (740) 373-4121.

INDUSTRY OVERVIEW

     Management believes that the dairy industry has matured, has excess capacity, is highly fragmented and has been in the process of consolidation for many years. Consolidation has resulted from the development of more efficient manufacturing techniques, new and modern packaging machinery and equipment, the establishment of captive dairy manufacturing operations by large grocery retailers and relatively little growth in the demand for fresh milk products. According to published industry statistics, approximately $23.2 billion of fluid milk products were sold in 1997 at the wholesale level in the United States compared to $20.6 billion sold in 1987. As the industry has consolidated, many smaller dairy processors have been eliminated and several large regional dairy processors have emerged. According to published industry statistics, in 1996 the number of U.S. fluid milk companies was estimated to be 441, down 4.8% from 1995. Meanwhile, the number of fluid milk plants declined 17% to 622 from the 749 plants operating in 1992. The number of plants with 20 or more manufacturing employees declined from 507 to 427 over the same period. Management believes that this consolidation trend will continue for the foreseeable future.

     The ice cream industry also has excess capacity and has been in the process of consolidation for many years. Consolidation has resulted from the development of more efficient manufacturing techniques, high-speed freezing, filling and hardening equipment. The ice cream industry traditionally has experienced slow and steady growth. As the industry has grown, many smaller ice cream manufacturers have been eliminated and several large, regional ice cream manufacturers have emerged, producing a mix of regional and national brands and a proliferation of ice cream and related frozen products. According to published statistics, there were 458 ice cream manufacturing facilities in the United States in 1997, compared to 483 in 1994. Management believes that this consolidation trend will continue for the foreseeable future.

BUSINESS STRATEGY

     The following discussion is wholly premised upon the Company not entering into its strategic alliance with Suiza.

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

     Consolidating and Strategic Acquisitions. The Company's objective is to expand through a combination of consolidating acquisitions in its existing markets as well as strategic acquisitions in new markets. The focus of the Company's acquisition program at present is to capitalize on opportunities within its existing operating regions that will create synergies and efficiencies, as well as to selectively enter new markets in surrounding regions. The Company may also selectively consider acquisition or consolidation opportunities involving public companies or large privately held companies.

     The Southern Belle acquisition has provided the Company with a dependable source of certain raw materials and manufacturing capabilities. In addition, the acquisition has helped the Company to seek to expand its existing operations by adding new customers, extending its product lines and securing distribution rights for additional branded product lines.

     The acquisition of London's helped expand the Company's customer base, manufacturing capacity and geographic diversity.

     In addition to the Southern Belle and London's Acquisition, the Company implemented its consolidation strategy in 1997 by acquiring and integrating Johnson's All-Star Dairy ("Johnson") into the Company and obtaining a distributorship for Hagan-Crowley Ice Cream ("Hagan Ice Cream"). Johnson, which was acquired by the Company in May 1997, sells dairy products in West Virginia, eastern Kentucky and southeastern Ohio. Since the acquisition of Johnson, the Company has consolidated all of Johnson's production into existing facilities, has reduced costs associated with Johnson's former manufacturing facility and has eliminated duplicative delivery and administrative expenses.

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

RAW MATERIALS AND SUPPLY

Dairy, Southern Belle and London's Farm Divisions

     The Company's Marietta facility receives approximately 70,000 gallons of raw Grade A milk daily from over 170 dairy farms in Ohio and West Virginia; the Southern Belle facility receives approximately 66,000 gallons of raw milk daily, principally from Southeastern Graded Milk Producers Association ("SEGMPA"), representing approximately 280 dairy farms in Kentucky; and the London's Farm Division receives approximately 53,500 gallons of raw milk daily, principally from Michigan Milk Producers Association.

     To ensure a constant supply of raw milk meeting Company standards, a full-time field department is maintained at the Company's Southern Belle and Dairy Divisions. Inspectors visit each dairy farm and work with farmers on product quality assurance. Over 450 farmers in Ohio, West Virginia and Kentucky and the farmers of Michigan Milk Producers Association produce Grade A milk for the Company. Contract haulers check the quality of raw milk and transport the milk from the farms to the plant. Fresh, raw milk is received and processed (pasteurized) every day of the year. In order to monitor product quality, the Company maintains its own laboratories. The laboratories are staffed by trained technicians who are certified by state authorities at the Company's Dairy and Southern Belle Divisions. The supply of raw milk in the United States is influenced by many factors, including seasonality and government regulation, and is therefore variable.

     Certain other raw materials used by the Company, including milk powder, cocoa powder, sugar, flavorings, fruits, nuts and packaging supplies are generally available from numerous third party sources. The Company's Dairy, Southern Belle and London's Farm Divisions are not dependent upon any single supplier for these materials, and management believes that any supplier could be replaced in the ordinary course of business.

Foods Division

     The Foods Division receives its primary supply of pasteurized milk and butterfat from the Company's Dairy and Southern Belle Divisions, and it is anticipated that the London's Farm Division will provide additional butterfat during certain peak periods of the year. Additional cream is purchased from numerous other suppliers. The Southern Belle Division provides the Company with a stable source of butterfat, an integral raw material required in the production of the Foods Division products.

     Other raw materials used in the Foods Division's production processes, including sugar, flavorings, seasonings and packaging supplies, are generally available from various third party sources. The Foods Division is not dependent upon any single supplier for these materials and management believes that any supplier could be replaced in the ordinary course of business.

PRODUCTS

     The following table shows the Company's breakdown by product, as an approximate percentage of revenues, for the years ended December 31, 1996, 1997 and 1998:

                                                                YEAR ENDED DECEMBER 31,
                                                                -----------------------
                                                                1996     1997     1998
                                                                -----    -----    -----
Milk........................................................     52.6%    50.1%    62.3%
UHT (non milk)..............................................     21.9     22.8     11.5
Cultured....................................................     11.5     11.8      7.7
Frozen desserts.............................................      6.9      8.1      9.7
Other.......................................................      7.1      7.2      8.8
                                                                -----    -----    -----
  Total.....................................................    100.0%   100.0%   100.0%
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

Dairy Division, Southern Belle Division and London's Farm Division

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

     The Dairy, Southern Belle and London's Farm Divisions' competitors include other large, independent dairy processing companies and dairy processors owned by grocery chains, many of which are larger and better capitalized than the Company.

     In the manufacturing and distribution of ice cream, the Company competes with large integrated dairy and ice cream manufacturing companies and independent distributors of national ice cream brands. Because the Company offers brands manufactured by third parties as well as its own brand of ice cream products, it is able to compete effectively in this market by offering convenience stores and other small retailers a broad line of ice cream products and frozen novelties. The addition of the Hagan Ice Cream distributorship allows the Company to offer an extensive line of popular national and other ice cream brands, generating sales volume from retail sites that single line or other more limited distributors may find uneconomical to service.

Foods Division

     Although a pioneer in UHT processing, the Company now competes against larger, integrated dairies and UHT manufacturing companies which are better capitalized. Consequently, the Company only has a small percentage of the market share in the eastern United States.

TRADEMARKS

     The Company currently holds four registered trademarks, primarily used by the Company's Dairy and Foods Divisions: the Company's corporate logo, Broughton B Kitchen Guild (plus logo)(R), Kitchen Guild(R), Keepwell(R) and Sokreem(R), and also uses other trademarks that have been licensed or sublicensed from Marbo, Inc., a food company. The Company has trademarks for: Southern Belle(R), Ultra Skim(R), Southern Belle's corporate logo and for SBD Good For You! (and design)(R). The Company has applications pending for X.Y. Zoo's(TM), Grape Gorilla(TM), Lemon Lion(TM), Punch A Rama(TM), Orangeopus(TM), Carablue(TM), Lemonsaur(TM) and Chocodile(TM). The Company's London's Farm Dairy Division has the following registered trademarks: Corporate logo, "Your Natural Choice" and "Michigan's Natural Choice", as well as a licensing agreement to use the tradename "Ryba's Mackinaw Island Fudge" and "Mackinaw Island Fudge".

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

     The Company maintains aboveground or underground petroleum storage tanks at several of its facilities. These tanks are periodically inspected to determine compliance with applicable regulations. The Company may be required to make expenditures from time to time in order to remain in compliance with such regulations.

U.S. Dairy Support Program

     The minimum price paid to producers for Grade-A milk in the United States is established by federal milk marketing orders promulgated under the Agriculture Marketing and Agreement Act of 1937. In federal milk marketing orders, a Marketing Administrator regulates minimum prices for milk based on how it is used. Each month the Market Administrator audits the books of all processors and ensures that farmers receive minimum prices. In reality, fluid processors often pay more than the minimum price. Dairy cooperatives have antitrust immunity under the Capper Volstead Act of 1922 to organize and bargain for higher prices. Further, the prices paid for milk by processors are higher than these minimums due to handling charges or other administrative fees charged by suppliers and shippers. Congress has recently passed legislation designed to phase out support prices over a specified period. See "Risk Factors -- Government Regulations; Regulatory Uncertainty."

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

     In 1998, the State of West Virginia passed legislation which would allow West Virginia dairy farmers to join the Southern Dairy Compact. This legislation would allow the state to establish a regional over-order price for members among other provisions and mechanisms to achieve its statement of purpose as defined in the legislation.

     The Company is unable to evaluate the impact, if any, of proposed federal and state changes, described above, based on the information available at this time.

EMPLOYEES

     As of December 31, 1998, the Company had 832 full-time employees and 51 part-time employees. Of this number, 293 were employed by the Dairy Division and the General Office, 108 worked in the Foods Division, 247 in the Southern Belle Division and 235 in the London's Farm Division. Broughton also employs additional employees during its peak summer season and has not experienced difficulty in meeting its seasonal employment needs. Management believes that the Company's relations with its employees are good.

     The Company is party to several collective bargaining agreements with approximately 331 of its employees.

LOCATION OF FACILITY                    NAME OF UNION                             EXPIRATION DATE
--------------------                    -------------                             ---------------
Manufacturing plant, Marietta,                                                    January 29, 2004
  Ohio..............................    Retail, Wholesale, Department Store
                                        Union, Local #379
Manufacturing plant and                                                           March 1, 2001
  distribution, Charleston, West
  Virginia..........................    Chauffeurs, Teamsters & Helpers, Local
                                        Union #175
Parkersburg, West Virginia..........    Chauffeurs, Teamsters & Helpers, Local    August 31, 2003
                                        Union #175
Old Washington, Ohio................    Retail, Wholesale, Department Store       September 1, 1999
                                        Union, Local #379
Clarksburg, West Virginia...........    International Brotherhood of Teamsters,   October 5, 1999
                                        Local Union #789
Somerset, Kentucky..................    Chauffeurs, Teamsters & Helpers, Local    November 1, 1999
                                        Union #783
Somerset, Kentucky..................    United Food & Commercial Workers, Local   January 16, 2000
                                        #227

RISK FACTORS

     The following risk factors are applicable to the Company's business and operations and should be considered carefully. The applicability of certain of these risk factors, such as Risks Related to an Acquisition Strategy; Management of Growth, Risks Related to Acquisition and Other Financing, Dependence on Certain Customers, Dependence on Key Personnel and Control by Principal Shareholders are dependent upon whether or not the Company's merger with Suiza is consummated.

Risks Related to Operating and Internal Growth

     The Company's ability to increase the net sales of its existing operations and any acquired businesses would be affected by various factors, including demand for its products, the cost of expanding and upgrading its facilities, the Company's ability to expand the range of products offered to customers, its success in implementing strategies necessary to attract new customers and attract and retain necessary personnel and its ability to obtain necessary financing. Many of these factors are beyond the Company's control, and there can be no assurance that operating and internal growth would be successful or that the Company would be able to generate cash flow adequate for its operations and to support internal growth.

Risks Related to an Acquisition Strategy; Management of Growth

     There can be no assurance that the Company would be able to identify, acquire or profitably manage additional businesses or successfully integrate acquired businesses into the Company without substantial costs, delays or other operational or financial problems. In addition, increased competition for acquisition candidates may develop, in which event there may be fewer acquisition opportunities available to the Company as well as higher acquisition prices. Further, acquisitions involve a number of special risks, including possible adverse effects on the Company's operating results, diversion of management's attention, risks related to having adequate corporate and financial controls and procedures to manage and monitor the Company's operations as they expand, risks associated with unanticipated events or liabilities and amortization of acquired intangible assets, some or all of which could have a material adverse effect on the Company's business, financial condition and results of operations, particularly in the fiscal quarters immediately following the consummation of such transactions. Customer dissatisfaction or performance problems at a single acquired Company could also have an adverse effect on the reputation of the Company. There also can be no assurance that a business acquired in the future would achieve anticipated revenues and earnings.

     In addition, growth also could impose significant added responsibilities on members of senior management, resulting in the need to identify, recruit and integrate new senior level managers and executives. There can be no assurance that such additional management could be identified and retained by the Company. To the extent that the Company would be unable to manage its growth efficiently and effectively, or would be unable to attract and retain additional qualified management, the Company's business, financial condition and results of operations and the market price of the Common Stock could be materially adversely affected.

Risks Related to Acquisition and Other Financing

     The timing, size and success of any acquisition efforts and the associated capital commitments cannot be readily predicted. The Company would finance future acquisitions by using shares of its Common Stock for all or a significant portion of the consideration to be paid. If the Common Stock did not maintain a sufficient market value, or if potential acquisition candidates would be unwilling to accept Common Stock as part of the consideration for the sale of their businesses, the Company would be required to utilize more of its cash resources, if available, in order to initiate and maintain an acquisition program. If the Company did not have sufficient cash resources, its growth could be limited unless it is able to obtain additional capital through debt or equity financings.

     In the future, the Company would require significant amounts of additional capital to fund the internal expansion of its operations, the acquisition of businesses and its working capital. The exact amount of the Company's future capital requirements, however, would depend upon many factors, including the cost, timing and extent of any upgrade or expansion of its operations, the Company's ability to penetrate new markets, regulatory changes, the status of competing businesses, the magnitude of potential acquisitions and the Company's results of operations. Individually or collectively, variances in these and other factors could cause material changes in the Company's actual capital requirements.

     New sources of capital could include public and private equity and debt financings by the Company. The incurrence of additional indebtedness could subject the Company to expanded or more restrictive financial covenants. There can be no assurance that additional financing would be available on acceptable terms or at all. To the extent unplanned expenditures arise or the Company's estimates of its capital requirements prove to be inaccurate, the Company could require such additional financing sooner than anticipated and in amounts greater than current expectations. If such funds were not available or were available on terms that the Company viewed as unfavorable, the Company would be required to limit or abandon certain of its expansion strategies. The delay or abandonment of some or all of the Company's development and expansion plans or the incurrence by the Company of additional debt could have a material adverse effect on the business, financial condition and results of operations of the Company and on the market price of the Common Stock.

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

Product Liability Risks

     The Company may be subject to significant liability should the consumption of any of its products cause injury, illness or death. There can be no assurance that product liability claims will not be asserted against the Company or that the Company will not be obligated to recall its products. The Company has an umbrella insurance policy and carries product liability insurance and product withdrawal expense insurance. The Company's umbrella insurance policy supplements the underlying general liability and product liability and withdrawal expense insurance. There can be no assurance that this insurance would be adequate to protect the Company against product liability claims, or that such insurance will continue to be available to the Company on reasonable terms. A product recall or a product liability judgment against the Company (regardless of whether covered by insurance) could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price of the Common Stock.

Government Regulation; Regulatory Uncertainty

     The manufacturing, processing, packaging, storage, distribution, licensing and labeling of food products are subject to extensive federal, state and local regulations. The Company's business is subject to regulation through inspection by the FDA, the USDA, and local and state health agencies. This comprehensive regulatory program establishes, among other things, the manufacturing, composition and ingredients (the "standards of identity"), labeling, packaging and safety of food and pricing of certain raw materials. For example, the FDA regulates manufacturing practices for foods through its "current good manufacturing practices" regulations, and specifies the standards of identity for certain foods. In addition, the Nutrition Labeling and Education Act of 1990, as amended, prescribes the format and content of certain nutrient information required to appear on the labels of and in health claims regarding food products. The FDA has proposed rules to amend the regulations that govern the standards of identity and the labeling of certain products eventually manufactured by the Company. No assurance can be made that such proposed FDA rules, in the form adopted, would not impose additional costs on the production of the Company's products which could have a material adverse effect on the Company's business, financial condition and results of operations and on the market price of the Common Stock.

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

Dependence on Certain Customers

     Direct sales of products to the ten largest customers represented approximately 24.8% of the Company's total net sales in 1998. A loss of any of these customers or any significant reduction in sales to them could adversely affect the Company's business, financial condition and results of operations and the market price of the Common Stock.

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

     The Company and certain other dairy companies were the subject of civil litigation initiated by the State of Ohio relating to the pricing of contracts to supply school milk. On September 12, 1997, the Company settled the civil litigation initiated by the State of Ohio by agreeing to supply approximately $30,000 of the Company's product to certain school systems and paying approximately $20,000.

     The Southern Belle Division and the Company are currently the subject of suspension and debarment proceedings proposed by the U.S. Department of Agriculture ("USDA"). See "Legal Proceedings".

     Additionally, the DOJ has filed suit in U.S. District Court for the Eastern District of Kentucky seeking to enjoin Suiza's proposed acquisition of the Company See "Legal Proceedings".

Dependence on Certain Suppliers

     Raw milk is the primary raw material of the Company. The Dairy Division purchases some of its raw milk from dairy cooperatives but buys substantially all of its raw milk, on a noncontractual, non-exclusive basis, from dairy farms throughout Ohio and West Virginia. Substantially all of the Southern Belle Division's raw milk is supplied, on a contractual, exclusive basis, by SEGMPA, a milk farm cooperative based in Somerset, Kentucky. Substantially all of the London's Farm Division's raw milk is supplied by the Michigan Milk Producers Association. If for any reason SEGMPA was unable or unwilling to continue supplying the operations of the Southern Belle Division, or the Michigan Milk Producers Association was unable or unwilling to continue supplying the operations of the London's Farm Division, the Company could incur substantial costs and delays in the growth and expansion of its business. See "Business -- Raw Materials and Supply."

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

     Independent of changes in U.S. dairy policy, the Company has experienced increased costs in raw milk and in butterfat, a raw material required in the production of many items by the Foods Division and in ice cream production. See "Business -- Raw Materials and Supply."

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

Dependence on Key Personnel

     The future success of the Company's business operations is dependent in part on the efforts and skills of certain key members of management, including Marshall T. Reynolds, Chairman of the Company's Board of Directors, and Philip
E. Cline, President and Chief Executive Officer. The loss of any of its key members of management could have an adverse effect on the Company.

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

Control by Principal Shareholders

     The Company's executive officers and directors beneficially own an aggregate of 43.4% of the Company's outstanding shares of Common Stock. Such shareholders, if voting together, would likely have sufficient voting power to elect a majority of the Board of Directors, exercise control over the business, policies and affairs of the Company and, in general, determine the outcome of any corporate transaction or other matter submitted to the shareholders for approval, such as (i) any amendment to the Company's Articles of Incorporation,
(ii) any merger, consolidation, sale of all or substantially all of the assets of the Company and (iii) any "going private" transaction, and, in general, prevent or cause a change of control of the Company, all of which may adversely affect the Company and its shareholders.

Risk Related to Failure to Complete the Merger with Suiza

     Since the announcement of the proposed merger with Suiza, the Company has devoted significant effort and resources towards completing that transaction. In anticipation of such merger, the Company has also forgone certain planned expenditures and operational and structural changes. Failure to complete the transaction may adversely affect the Company's financial position and results of operations, at least on a short-term basis.

ITEM 2. PROPERTIES

     The Company's executive offices are located in leased premises at 210 North Seventh Street, Marietta, Ohio. The Company has manufacturing facilities in Marietta, Ohio; Charleston, West Virginia; Somerset, Kentucky; Port Huron, Michigan and Burton, Michigan. There are twenty dairy distribution centers: two in Marietta (in one location) and one in each of (i) Old Washington, Ohio; (ii) Charleston, Ripley and Clarksburg, West Virginia; (iii) Coleman and Bay City, Michigan; (iv) Ashland, Danville, Lexington, London, Morehead, Louisville and Russell Springs, Kentucky; and (v) Cookeville, Nashville, Knoxville, Chattanooga and Johnson City, Tennessee. In addition, the Company's Hagan Ice Cream distributorship is located in Dunbar, West Virginia. In March 1999, the Company consolidated its Bay City, Michigan operations into the Coleman facility.

Dairy Division

     The Dairy Division conducts its manufacturing and distribution operations from its Marietta, Ohio, plant and from seven distribution centers, two of which are owned and five of which are leased.

Foods Division

     The Foods Division conducts its manufacturing and distribution operations from its Charleston, West Virginia plant.

Southern Belle Division

     The Southern Belle Division conducts its manufacturing and distribution operations from its Somerset, Kentucky plant and from eleven distribution centers, three of which are owned and eight of which are leased.

London's Farm Division

     The London's Farm Division conducts manufacturing and distribution operations from its Port Huron and Burton, Michigan facilities. In addition, it performs distribution operations at an owned facility in Coleman, Michigan and a leased facility in Bay City, Michigan. The Division's Port Huron operation manufactures a full line of fresh milk and other products, while its Burton plant produces a variety of ice cream products. In March 1999, the Company consolidated its Bay City operations into the Coleman facility.

ITEM 3. LEGAL PROCEEDINGS

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

     By notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar such division for a period that by regulation would not exceed three years, based on alleged breaches of the Southern Belle Compliance Agreement by the former Southern Belle Dairy Company, prior to its merger with the Company in early December 1997. The Company has challenged the USDA action in an administrative proceeding. The USDA had proposed that the Southern Belle Division and the Company enter into a new Compliance Agreement in Lieu of Debarment as a means of resolving this matter and has indicated that Southern Belle could be subject to debarment and the Company subject to suspension and debarment if they fail to enter into such proposed agreement. The Company is currently engaged in discussions with USDA with respect to this matter.

     On September 23, 1998, the USDA agreed to the Company's request that it separate the suspension and debarment proceedings against the Southern Belle Division and such similar threatened proceedings against the Company, and advised that it will pursue suspension and proposed debarment against the Southern Belle Division and the Company's settlement of civil antitrust litigation independent of each other. Accordingly, the USDA withdrew its offer to the Company of the newly proposed Compliance Agreement in Lieu of Debarment. The USDA advised that a decision on Southern Belle's suspension and debarment would be rendered by October 15, 1998, unless good cause exists to extend the determination period. Since that date, the USDA has extended that decision in successive 45-day periods with the latest notification stating the USDA's decision on Southern Belle's suspension and debarment will be rendered by April 14, 1999, unless good cause exists to extend the determination period.

     Management is unable at this time to predict the outcome of this USDA proceeding; however, if unfavorably resolved, this USDA proceeding could have a material adverse effect on the Company's financial position and results of operations.

     On September 11, 1998, the Company announced that it had executed an Agreement and Plan of Merger with Suiza Foods Corporation ("Suiza") a Delaware corporation and Suiza Foods Acquisition Corp. ("Merger Sub"), an Ohio corporation and wholly owned subsidiary of Suiza dated September 10, 1998 (the "Agreement"), providing for the merger of the Company with Merger Sub, with each Company share being exchanged for the sum of Nineteen Dollars ($19.00) cash. Consummation of the merger is conditioned upon satisfaction of all conditions contained in the Agreement. If the merger is consummated, the Company will become a wholly-owned subsidiary of Suiza. On September 10, 1998, 5,774,335 shares of Company common stock were issued and outstanding. The Agreement was approved by the Company shareholders at a special meeting held on December 4, 1998.

     On January 18, 1999 the Company announced that Suiza and the Company had executed an amendment to the Agreement.

     The amended Agreement, dated January 18, 1999, extends from December 31, 1998 to April 15, 1999 the date on which either party may terminate the amended Agreement if the merger has not been completed on such date. A related Stock Purchase Agreement dated January 18, 1999 between Suiza, the Company and eight shareholders of the Company provides that at completion of the merger, those shareholders will sell Two Million (2,000,000) Company shares to Suiza, and will receive, in lieu of the $19.00 per share cash merger consideration, the cash sum of $10.00 per Company share, without interest, plus the right to receive up to an additional $9.00 per share if certain earnings and performance goals are met between the date of the merger and March 31, 2000.

     Subject to satisfaction of all conditions contained in the Agreement and Plan of Merger, as amended, and the Stock Purchase Agreement, the parties agreed to complete the merger on March 31, 1999.

     On March 18, 1999 the United States District court for the Eastern District of Kentucky, London Division, entered a temporary restraining order enjoining Suiza, the Company and all persons acting on their behalf from consummating, directly or indirectly, their proposed merger, or implementing any other plan or agreement by which Suiza and the Company, or any part of them would combine under common ownership or control. Earlier the same day, the United States Department of Justice Antitrust Division ("DOJ") filed a Motion for Temporary Restraining Order ("TRO"), Motion for Preliminary Injunction and a Complaint in seeking to enjoin the proposed acquisition of the Company by Suiza. The DOJ alleged that competition in the production and sale of school milk in South Central Kentucky school districts would be substantially lessened as a result of the proposed transaction.

     By terms of the Court's order, the TRO shall remain in effect until such time as the Court addresses the DOJ's Motion for Preliminary Injunction. Suiza and the Company independently concluded and agreed not to contest the motion for TRO. Suiza and the Company continue to review their options for responding to the DOJ's action.

     The Company is involved in or subject to certain other legal proceedings, including with respect to regulatory matters, which arise in the ordinary course of the Company's business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe that these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

     On December 4, 1998 the Company held a special meeting of shareholders to vote upon a proposal to approve and adopt an Agreement and Plan of Merger dated September 10, 1998 among Suiza Foods Corporation, the Company and a wholly-owned subsidiary of Suiza providing for the merger of the Company with the Suiza subsidiary in exchange for receipt of $19.00 cash per Company share, without interest.

     At the date of the meeting, the company had outstanding 5,774,335 shares of common stock. Each share was entitled to one vote. There were 4,968,253 votes cast for the merger, 7,892 votes against the merger, 5,235 abstentions and 715,914 broker non-votes.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Broughton Common Stock has traded on the NASDAQ National Market System since the Offering on December 9, 1997, under the symbol "MILK". The high and low prices for the period of trading commencing on December 9, 1997 through the year end of December 31, 1997 were a high of $17.50 and a low of $16.00.

     The following table sets forth the high and low prices for Broughton common stock for the period indicated. The range of high and low prices are based on data from NASDAQ.

                                                                      1998
                                                                -----------------
                                                                 HIGH       LOW
                                                                ------    -------
First quarter...............................................    $17.25    $    14.375
Second quarter..............................................     17.50         14.75
Third quarter...............................................     18.25         14.50
Fourth quarter..............................................     18.50         17.688

     The approximate number of holders of record of the Company's Common Stock on March 17, 1999, was 307.

     The following table sets forth the quarterly dividends per share declared on Broughton Common Stock.

                                                                 1997      1998
                                                                ------    ------
First Quarter(1)............................................    $.0067    $.0500
Second Quarter(1)...........................................     .0067    $.0500
Third Quarter(1)............................................     .0500    $.0500
Fourth Quarter(1)...........................................     .0500    $.0000

---------------

(1) On August 17, 1997, the Company's Board of Directors approved a 30-for-1 stock split in the form of a stock dividend. Retroactive restatement has been made to all share and per share amounts to reflect the stock split.

DIVIDEND POLICY

     The Company has in the past declared cash dividends on its Common Stock. Pursuant to the Agreement of Merger between the Company and Suiza, the Company agreed to not pay a dividend pending consummation or termination of the Agreement. If the alliance with Suiza is terminated, the Board of Directors presently anticipates paying a cash dividend but the declaration of cash dividends will be at the discretion of the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors, including applicable law and any restrictions set forth in credit facilities entered into by the Company.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company as of and for the five years ended December 31, 1998. Such data as of and for the five years ended December 31, 1998, are derived from the Company's financial statements, which have been audited by PricewaterhouseCoopers LLP, independent public accountants.

     The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and the related Notes thereto.

                                                        YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            1994       1995       1996       1997       1998
                                          --------   --------   --------   --------   --------
                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Net sales..............................   $ 73,552   $ 72,253   $ 83,919   $ 87,170   $179,432
Cost of sales..........................     59,238     58,992     68,669     69,292    142,343
                                          --------   --------   --------   --------   --------
Gross profit...........................     14,314     13,261     15,250     17,878     37,089
                                          --------   --------   --------   --------   --------
Operating costs and expenses:
  Selling and distribution.............     10,675     11,316     12,064     13,945     28,233
  General and administrative...........      2,328      2,294      2,453      2,080      5,451
                                          --------   --------   --------   --------   --------
Operating income (loss)................      1,311       (349)       733      1,853      3,405
                                          --------   --------   --------   --------   --------
Other income (expenses):
  Other income, net(1).................         72        132      3,244        230        592
  Interest (expense)...................       (195)      (239)      (217)      (143)      (833)
Income (loss) before income taxes......      1,188       (456)     3,760      1,940      3,164
Income tax expense (benefit)...........        444       (149)     1,431        761      1,239
                                          --------   --------   --------   --------   --------
Net income (loss)......................   $    744   $   (307)  $  2,329   $  1,179   $  1,925
                                          ========   ========   ========   ========   ========
Basic earnings (loss) per share(2).....   $   0.18   $  (0.08)  $   0.59   $   0.28   $   0.33
                                          ========   ========   ========   ========   ========
Diluted earnings (loss) per share(2)...   $   0.17   $  (0.08)  $   0.57   $   0.28   $   0.33
                                          ========   ========   ========   ========   ========
Cash dividends per common share(2).....   $  .0267   $  .0267   $  .0267   $  .1133   $    .15
                                          ========   ========   ========   ========   ========

                                                1994      1995      1996      1997      1998
                                               -------   -------   -------   -------   -------
                                                               (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................   $   957   $   161   $ 2,308   $ 9,633   $ 4,278
Working capital.............................     5,561     4,281     7,315    16,693    16,901
Total assets................................    16,319    17,454    18,538    46,248    75,176
Total debt..................................     1,782     2,151     1,856        58    19,918
Shareholders' equity........................     8,692     7,881    10,428    32,988    34,047

---------------

(1) Other income for the year ended December 31, 1996 includes a $3.0 million pre-tax gain on the sale of an investment. In 1998 interest income was approximately $448,000 resulting primarily from funds invested from the Company's initial public offering.

(2) On August 27, 1997, the Company's Board of Directors approved a 30-for-1 stock split in the form of a stock dividend. Retroactive restatement has been made to all share amounts to reflect the stock split.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company is a leading manufacturer and distributor of fresh milk and related dairy products in Ohio, West Virginia, Kentucky, Tennessee, Michigan and parts of the eastern United States. The Company has grown primarily through internal growth and strategic acquisitions. Through such growth, the Company has realized regional economies of scale and operational efficiencies. The Company operates through four major divisions -- the Dairy Division based in Marietta, Ohio; the Foods Division based in Charleston, West Virginia; the Southern Belle Division based in Somerset, Kentucky; and the London's Farm Division based in Port Huron, Michigan.

     The Company completed an acquisition of Southern Belle Dairy Company of Somerset, Kentucky in December 1997. The Company has had an increase in sales, cost of sales and operating expenses for the year ended December 31, 1998 compared with the year ended December 31, 1997 due primarily to the Southern Belle and London's acquisitions. As a result of the Southern Belle acquisition, the Company has taken and expects to take a number of actions intended to integrate the operations of Southern Belle with the Company's existing operations and to reduce certain product costs and overall, selling, general and administrative expenses. The Company has successfully implemented synergy savings involving the utilization of butterfat, a raw material required in the production of many items within the Foods Division, including heavy whipping cream, table cream, aerosol whipped toppings and half-and-half. Southern Belle does not manufacture non-fluid dairy products and, therefore, does not utilize butterfat, a by-product of its fluid milk manufacturing processes and an integral raw material required in the production of non-fluid dairy products. Accordingly, as a result of the Southern Belle acquisition, the Company has received cost savings from less dependence on the "spot" market for its butterfat requirements. Southern Belle is also supplying the Dairy Division with orange juice and buttermilk, items which the Dairy Division previously manufactured. The Dairy Division is currently successfully manufacturing for the Southern Belle Division both plastic pints and soft-serve mixes. Southern Belle previously purchased soft-serve mixes from an outside supplier and had not initiated a plastic pint product within its market segment. In addition to the products that have been successfully integrated into the Company, additional cost savings are anticipated to be achieved through the further integration of ice cream, sour cream and cottage cheese production, all products that Southern Belle has historically purchased from outside suppliers and which will now be supplied by the Company. The Company's Foods Division is currently manufacturing for the Southern Belle Division a full complement of UHT products including heavy whipping cream, half-and-half and non-dairy creamers. The Company has been successful in integrating many of the cost saving synergies identified in the Southern Belle acquisition, however, there can be no assurance that the Company will be successful in integrating the remaining operations of Southern Belle and realizing additional cost savings in the future.

     The Company completed the acquisition of London's Farm Dairy on May 29, 1998. As a result of the London's acquisition, the Company had an increase in sales, cost of sales and operating expenses for the second, third and fourth quarters of 1998. As a result of the acquisition of London's, the Company expected to take a number of actions intended to integrate the operations of London's with the Company's existing operations and to reduce overall selling, general and administrative expenses. London's previously purchased certain products from outside suppliers, including UHT products, cottage cheese and plastic pints, each of which can be supplied by the Company at an anticipated savings. The acquisition is expected to provide the Company with an additional source of butterfat for the Company's Foods Division during certain peak periods of the year. London's operates an ice cream plant in Burton, Michigan, and it is anticipated that additional internal ice cream production needs will be converted to this plant for the Company as a whole, thereby better utilizing internal equipment and production capacity. There can be no assurance that the Company will be successful in integrating the operations of London's and realizing the anticipated cost savings. Among the factors that might affect the Company's ability to integrate the operations of London's and realize anticipated cost savings include the Company's ability to distribute London's products to other Company divisions in a cost-effective manner, London's ability to realize an increase in plastic pint sales and the Company's ability to develop uniform standards for ice cream production across its plants.

     The Company began discussions with Suiza in May 1998 regarding a possible business combination and as a result of the proposed merger with Suiza Foods, announced on September 11, 1998, the Company has been delayed in integrating the operations of London's and completing the integration of Southern Belle.

     Approximately $1.7 million of the purchase price for the Southern Belle acquisition has been recorded by the Company as goodwill. Goodwill will be amortized as a non-cash charge to the income statement over a period of 40 years. The impact of this amortization will result in a charge to earnings of approximately $43,400 annually. Approximately $11.9 million of the purchase price of the London's acquisition has been recorded by the Company as intangible assets to be amortized as a non-cash charge to the income statement over periods ranging from 23 to 40 years. The impact of this amortization will result in a charge to earnings of approximately $311,000 annually for the first 23 years of charges.

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

     By notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar such division for a period that by regulation would not exceed three years, based on alleged breaches of the Southern Belle Compliance Agreement by the former Southern Belle Dairy Company, prior to its merger with the Company in early December 1997. The Company has challenged the USDA action in an administrative proceeding. The USDA had proposed that the Southern Belle Division and the Company enter into a new Compliance Agreement in Lieu of Debarment as a means of resolving this matter and has indicated that Southern Belle could be subject to debarment and the Company subject to suspension and debarment if they fail to enter into such proposed agreement. The Company is currently engaged in discussions with USDA with respect to this matter.

     On September 23, 1998, the USDA agreed to the Company's request that it separate the suspension and debarment proceedings against the Southern Belle Division and such similar threatened proceedings against the Company, and advised that it will pursue suspension and proposed debarment against the Southern Belle Division and the Company's settlement of civil antitrust litigation independent of each other. Accordingly, the USDA withdrew its offer to the Company of the newly proposed Compliance Agreement in Lieu of Debarment. The USDA advised that a decision on Southern Belle's suspension and debarment would be rendered by October 15, 1998, unless good cause exists to extend the determination period. Since that date, the USDA has extended that decision in successive 45-day periods with the latest notification stating the USDA's decision on Southern Belle's suspension and debarment will be rendered by April 14, 1999, unless good cause exists to extend the determination period.

     Management is unable at this time to predict the outcome of this USDA proceeding; however, if unfavorably resolved, this USDA proceeding could have a material adverse effect on the Company's financial position and results of operations.

     On September 11, 1998, the Company announced that it had executed an Agreement and Plan of Merger with Suiza Foods Corporation ("Suiza") a Delaware corporation and Suiza Foods Acquisition Corp. ("Merger Sub"), an Ohio corporation and wholly owned subsidiary of Suiza dated September 10, 1998 (the "Agreement"), providing for the merger of the Company with Merger Sub, with each Company share being exchanged for the sum of Nineteen Dollars ($19.00) cash. Consummation of the merger is conditioned upon satisfaction of all conditions contained in the Agreement. If the merger is consummated, the Company will become a wholly-owned subsidiary of Suiza. On September 10, 1998, 5,774,335 shares of Company common stock were issued and outstanding. The Agreement was approved by Company shareholders at a special meeting held on December 4, 1998.

     On January 18, 1999 the Company announced that Suiza and the Company had executed an amendment to the Agreement.

     The amended Agreement, dated January 18, 1999, extends from December 31, 1998 to April 15, 1999 the date on which either party may terminate the amended Agreement if the merger has not been completed on such date. A related Stock Purchase Agreement dated January 18, 1999 between Suiza, the Company and eight shareholders of the Company provides that at completion of the merger, those shareholders will sell Two Million (2,000,000) Company shares to Suiza, and will receive, in lieu of the $19.00 per share cash merger consideration, the cash sum of $10.00 per Company share, without interest, plus the right to receive up to an additional $9.00 per share if certain earnings and performance goals are met between the date of the merger and March 31, 2000.

     Subject to satisfaction of all conditions contained in the Agreement and Plan of Merger, as amended, and the Stock Purchase Agreement, the parties agreed to complete the merger on March 31, 1999.

     On March 18, 1999 the United States District court for the Eastern District of Kentucky, London Division, entered a temporary restraining order enjoining Suiza, the Company and all persons acting on their behalf from consummating, directly or indirectly, their proposed merger, or implementing any other plan or agreement by which Suiza and the Company, or any part of them would combine under common ownership or control. Earlier the same day, the United States Department of Justice Antitrust Division ("DOJ") filed a Motion for Temporary Restraining Order ("TRO"), Motion for Preliminary Injunction and a Complaint in seeking to enjoin the proposed acquisition of the Company by Suiza. The DOJ alleged that competition in the production and sale of school milk in South Central Kentucky school districts would be substantially lessened as a result of the proposed transaction.

     By terms of the Court's order, the TRO shall remain in effect until such time as the Court addresses the DOJ's Motion for Preliminary Injunction. Suiza and the Company independently concluded and agreed not to contest the motion for TRO. Suiza and the Company continue to review their options for responding to the DOJ's action.

RESULTS OF OPERATIONS

     The following table presents certain information concerning the Company's results of operations, including certain information presented as a percentage of net sales.

                                               1996              1997               1998
                                          ---------------   ---------------   -----------------
                                          (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)
Net sales..............................   $83,919   100.0%  $87,170   100.0%  $179,432    100.0%
Cost of sales..........................    68,669    81.8    69,292    79.5    142,343     79.3
Gross profit...........................    15,250    18.2    17,878    20.5     37,089     20.7
Operating costs and expenses...........    14,517    17.3    16,025    18.4     33,684     18.8
Operating income.......................       733     0.9     1,853     2.1      3,405      1.9
Other income (expense), net............     3,027     3.6        87     0.1       (241)    (0.1)
                                          -------   -----   -------   -----   --------   ------
Net income.............................   $ 2,329     2.8%  $ 1,179     1.4%  $  1,925      1.1%
Earnings per common share:
  Basic................................     $0.59             $0.28              $0.33
                                          -------           -------           --------
  Diluted..............................     $0.57             $0.28              $0.33
                                          =======           =======           ========
Shares used in computing Earnings per
  common share:
  Basic................................     3,934             4,206              5,774
                                          -------           -------           --------
  Diluted..............................     4,114             4,207              5,774
                                          =======           =======           ========

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

Net Sales

     Net sales for 1998 increased $92.3 million, or 105.8%, to $179.4 million from $87.2 million for 1997. Net sales increased primarily due to (i) the acquisition of Southern Belle for a full year in 1998 compared to 20 days' sales in 1997 and (ii) the acquisition of London's in May 1998.

Cost of Sales

     Cost of sales for 1998 increased $73.1 million, or 105.4%, to $142.3 million from $69.3 million in 1997. Cost of sales as a percentage of net sales was 79.3% in 1998 compared to 79.5% in 1997. The Company's cost of sales in 1998 have been impacted by the following factors: (i) a significant change in customer mix resulting from the Southern Belle and London's acquisitions, (ii) less dependence on the spot market for the Company's internal butterfat requirements, (iii) the production of certain products by the Company which were previously purchased from outside suppliers, (iv) a change in customer mix toward customers requiring additional delivery service with such sales typically having a lower cost basis as a percentage of net sales, and (v) an overall increase in butterfat and raw milk costs and increased price competition.

Operating Expenses

     Operating expenses for 1998 increased $17.7 million, or 110.2%, to $33.7 million from $16.0 million in 1997. Operating expenses as a percentage of net sales increased to 18.8% in 1998 from 18.4% in 1997. This percentage increase was primarily due to increased general and administrative expenses as a result of direct merger costs associated with the proposed merger with Suiza Foods of approximately $420,000.

Other Income (Expense)

     Other income (expense), net for 1998 changed by $328,000 to an expense of ($241,000) from income of $87,000 in 1997. This was primarily due to increased interest expense resulting from the purchase of London's.

Net Income

     For reasons set forth above, net income for 1998 increased $746,000 to $1.9 million, or $0.33 per share on a diluted basis, from $1.2 million for 1997, or $0.28 per share on a diluted basis.

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

Cost of Sales

     Cost of sales for 1997 increased $624,000, or 0.9%, to $69.3 million from $68.7 million in 1996. Cost of sales as a percentage of net sales, however, decreased to 79.5% in 1997 from 81.8% in 1996 primarily as a result of (i) reductions in raw material prices and changes in customer mix for certain sales in 1996 related to the Company entering into a co-packing arrangement with another dairy for the production of a nationally known brand product and (ii) the Company receiving certain one-time sales from another dairy which had ceased operations due to a labor related work stoppage in the third quarter of 1996, which sales had a higher cost basis as a percentage of sales.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has historically financed its capital expenditures and working capital requirements through cash generated from operating activities. The Company's working capital position increased to $16.9 million at December 31, 1998 from $16.7 million at December 31, 1997.

Cash Flows Provided by (Used in) Operating Activities.

     Cash flows provided by (used in) operating activities for fiscal years 1996, 1997, and 1998 were $126,000; ($1,073,000) and ($129,000), respectively.

Cash Flows Provided by (Used in) Investing Activities.

     Cash flows provided by (used in) investing activities for fiscal years 1996, 1997, and 1998 were $3.0 million; ($4.1) million and ($23.3) million, respectively.

     Cash flows used in investing activities have historically consisted of capital expenditures. The Company's capital expenditures for 1998 were $5.1 million, compared to $2.0 million for 1997. The Company's capital expenditures in 1998 consisted primarily of the addition of a water pre-treatment facility at the Southern Belle Division, computer and software upgrades and additions for the Company's corporate offices and Dairy Division and design, engineering, construction and equipment costs at the Dairy Division's plant in Marietta, Ohio.

     In May 1998, the Company expended $19.0 million for the cash consideration and related acquisition costs for the purchase of London's, net of cash acquired.

     In December 1997, the Company expended $2.2 million for the cash consideration and related acquisition costs for the purchase of Southern Belle, net of cash acquired.

     In May 1997, the Company acquired substantially all of the operating assets of Johnson's All-Star Dairy ("Johnson") for approximately $565,000 in cash. Johnson sells dairy products in West Virginia, eastern Kentucky and southeastern Ohio.

     In November 1996, the Company received approximately $3.1 million from the sale of an investment in the nonmarketable common stock of a privately held entity. The Company recorded a gain on the sale of such stock in the amount of $3.0 million.

Cash Flows (Used in) Provided by Financing Activities.

     Cash flows (used in) provided by financing activities for fiscal years 1996, 1997 and 1998 were ($989,000), $12.5 million, and $18.0 million respectively. In 1997 as a result of an initial public offering, the Company received net proceeds in the aggregate amount of $19.7 million. As a result of the Offering, all debt was paid down, as of December 31, 1997 in the aggregate amount of $7.5 million with the exception of a capital lease obligation with an outstanding balance of $58,297 at December 31, 1997.

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

     The Company believes that current cash positions, expected cash flows from operating activities and cash flows from financing activities will be sufficient to fund the Company's capital requirements for at least the next 12 months. To the extent that the Company is successful in consummating acquisitions and/or implementing its expansion plans, it may be necessary to finance such acquisitions and/or expansion plans through the issuance of additional equity securities, incurrence of indebtedness or both.

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

     The analysis of the General Offices includes all systems and software, including, but not limited to, major business software and hardware; personal computers; telephone systems; and security systems. The Company's General Offices review is near completion. The major business application hardware and software for the Company's London's Farm Dairy Division, a commercial software package, is Year 2000 compliant; however, the software vendor is continuing its testing program. The Company's Dairy division hardware is compliant and a compliant software version of its business applications is to be supplied by the vendor in the second quarter of 1999. The Company's Foods division hardware is compliant and will commence conversion to the Company's Dairy division's commercial software package in the second quarter of 1999. The Company's Southern Belle division hardware and software is currently non-compliant. This division will commence conversion to the software utilized by the Company's Dairy division in the second quarter of 1999.

     The analysis of the Company Plants includes all systems and software, including, but not limited to, process control equipment (PLC) and software; personal computers; safety systems; telephone systems; and security systems. The Company Plants have been contacting their vendors to ensure Year 2000 compliance. A substantial portion of this section of the project has been completed. The analysis phase will be completed by the second quarter of 1999. All Company Plant systems are expected to be compliant by the third quarter of 1999.

     The Company is committed to remediate or replace any software or system that has been identified as being non-Year 2000 compliant. The review of the majority of software and systems is completed. As Year 2000 compliance issues are identified, they have been eliminated. For the past several years, all software and system purchases and/or upgrades were made with the understanding of Year 2000 compliance. An ownership change in November 1996 was a primary driver in the replacement of major business hardware and software. Although Year 2000 compliance was a consideration, it did not accelerate the conversion to the new systems. The remaining costs associated with Year 2000 compliance are not expected to significantly affect the operating cash flow, although such costs have not been completely quantified at this time.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software's useful life. The SOP is effective in the first quarter of 1999 and the Company does not anticipate that this SOP will have an adverse effect on the Company's results of operations.

     Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities", was issued in April 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. The SOP is effective in the first quarter of 1999 and the Company does not anticipate that this SOP will have an adverse effect on the Company's results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements and other information required by this item are contained in the financial statements and footnotes thereto listed in the index on page F-1 on this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were none.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS:

NAME AND AGE                             PRINCIPAL OCCUPATION DURING THE LAST 5 YEARS    DIRECTOR SINCE
------------                             --------------------------------------------    --------------
Ronald V. Arthur, II, 39.............    Vice President and General Manager of the        March 1997
                                         Company's Foods Division since July 1992.(1)
George W. Broughton, 41..............    Executive Vice President, Director of Sales      April 1984
                                         and Marketing since 1994; Chief Executive
                                         Officer and Chairman of the Board of
                                         Directors from July 1996 to November 1996;
                                         Executive Vice-President from 1989 to
                                         1994.(2)
Philip E. Cline, 65..................    President, Chief Executive Officer and          November 1996
                                         member of the Board of Directors of the
                                         Company since November 1996. Management
                                         Consultant from January 1996 to November
                                         1996. From 1968 to July 1995, Mr. Cline held
                                         various senior management positions at J.H.
                                         Fletcher & Co. (manufacturer of underground
                                         mining equipment).(3)
Robert E. Evans, 58..................    Member of the Company's Board of Directors.      April 1971
                                         President, Chief Executive Officer and
                                         member of the Board of Directors of Peoples
                                         Bancorp Inc. since April 1980; President,
                                         Chief Executive Officer and member of the
                                         Board of Directors of The Peoples Banking
                                         and Trust Company since January 1987.(4)
Charles R. Hooten, Jr., 72...........    Member of the Company's Board of Directors.     January 1997
                                         President, Hooten Equipment Company since
                                         1976 (wholesale distributor of food store,
                                         food service and heating and air
                                         conditioning equipment).(5)
Marshall T. Reynolds, 62.............    Chairman of the Board of the Company since      November 1996
                                         November 1996. President, Chief Executive
                                         Officer and Chairman of the Board of
                                         Directors of Champion Industries, Inc. since
                                         1992 (a commercial printer and supplier of
                                         office products); President and General
                                         Manager of The Harrah & Reynolds
                                         Corporation, predecessor to Champion
                                         Industries, Inc. from 1964 (and sole
                                         shareholder from 1972) to present.(6)
Neal W. Scaggs, 63...................    President of Baisden Brothers, Inc. since       January 1997
                                         1961 (retail and wholesale hardware).(7)
Martin P. Shearer, 51................    Vice-President and General Manager, Southern     April 1998
                                         Belle Division; President of Southern Belle
                                         Dairy Company from December 1985 to December
                                         1997.

NAME AND AGE                             PRINCIPAL OCCUPATION DURING THE LAST 5 YEARS    DIRECTOR SINCE
------------                             --------------------------------------------    --------------
Philip Todd Shell, 30................    Member of the Company's Board of Directors.     January 1997
                                         Vice President, Chief Financial Officer and
                                         Secretary of Caspian Holdings since July
                                         1997 (coal processing equipment); and Chief
                                         Investment Analyst of Guyan International
                                         since January 1991 (hydraulic pumps and
                                         motors).(8)
Kirby J. Taylor, 53..................    President and Chief Executive Officer of        January 1997
                                         Action Business Consulting from November
                                         1997 to present (management consulting
                                         firm); President and Chief Executive Officer
                                         of Nexquest, Inc. January 1996 to November
                                         1997 (holding company); President and Chief
                                         Operating Officer Addington Resources, Inc.,
                                         July 1994 to January 1996 (mining and waste
                                         management company); Vice President and
                                         Chief Financial Officer Outboard Marine
                                         Corp., April 1993 to July 1994; Vice
                                         President of Finance Tenneco Automotive
                                         August 1990 to April 1993 (manufacturer of
                                         auto parts).(9)
Paul T. Theisen, 68..................    Of Counsel, Theisen, Brock, Frye, Erb &          April 1971
                                         Leeper Co., L.P.A. since January 1998.
                                         President and a director of the law firm
                                         Theisen, Brock, Frye, Erb & Leeper Co.,
                                         L.P.A. from 1983 through 1997.(10)
Thomas W. Wright, 47.................    Chairman of the Board of Directors of           January 1997
                                         Nexquest, Inc. since April 1996 (holding
                                         company); Group President Brand/Rust
                                         Industrial September 1991 to December 1996
                                         (industrial cleaning company).(11)

---------------

(1)  Director of the West Virginia Dairy Products Association

(2) Director of SBR, Inc., Peoples Banking & Trust Company and Peoples Bancorp., Inc.

(3) Director of McCorkle Machine and Engineering Company, Banc One West Virginia Corporation, Champion Industries, Inc. and Logan Corporation.

(4) Director of the First National Bank of Southeastern Ohio, Marmac Corporation and Ohio Banks Association, and the Chairman of the Board of Directors of Russell Federal Savings Bank.

(5)  Director of Banc One West Virginia Corporation and Banc One Charleston.

(6) Chairman of the Board of the Radisson Hotel in Huntington, West Virginia, Chairman of McCorkle Machine and Engineering Company, Director of the Abigail Adams National Bancorp, Inc., Chairman of the Board of First Guaranty Bank, and Chairman of the Board of Premier Financial Bancorp.

(7) Director of Banc One West Virginia Corporation, Champion Industries, Inc. and Logan Corporation.

(8)  Director, Innovative Screen Technology, Inc. and American Centrifuge, Inc.

(9) Director, Thomas Bradford Shirt Company; former Director, and executive officer of AxisTech Warehouse, Inc., and former Chief Executive Officer of Mid-American Spring Air, Inc. (each of which filed for protection under the federal bankruptcy laws in February 1998 and March 1998, respectively.)

(10) Director of Peoples Bancorp, Inc., The Peoples Banking and Trust Company and First National Bank of Southeastern Ohio.

(11) Director, Thomas Bradford Shirt Company; former Chairman of the Board of Directors, Mid-American Spring Air, Inc. (see note 9 above).

MEETINGS AND COMMITTEES OF THE BOARD

     During the calendar year ended December 31, 1998, the Board of Directors held 13 meetings. During their term, all of the then incumbent directors, were present for at least seventy-five percent of the meetings of the Board and the committees of the Board on which they serve.

     The Compensation Committee of the Board of Directors presently consists of Messrs. Evans, Reynolds, Scaggs and Theisen. The Compensation Committee is responsible for the determination of the compensation for the Company's directors and officers and recommends policies relating to the Company's benefits plans. The compensation committee held one meeting in 1998.

     The Audit Committee of the Board of Directors has certain duties relating to the year-end audit, the Company's internal accounting controls and the Company's relationship with its independent auditors. Messrs. Hooten, Shell and Taylor are the current members of the Audit Committee. There was one Audit Committee meeting held in 1998.

     The Board of Directors does not have a nominating committee or committee performing similar functions. The Board of Directors will consider stockholder nominations for directors timely given in writing to the secretary of the Company prior to the meeting.

COMPENSATION OF DIRECTORS

     Each of the Company's directors received, during 1998, $500 for each meeting of the Board personally attended by him. Directors of the Company are reimbursed for their expenses in attending meetings of the Board of Directors.

EXECUTIVE OFFICERS OF THE REGISTRANT:

NAME                                   AGE  POSITION AND OFFICES WITH BROUGHTON
----                                   ---  -----------------------------------
Marshall T. Reynolds.................  62   Has served as Chairman of the Board of the Company
                                            since November 1996.
Philip E. Cline......................  65   Has served as the Company's President, Chief Executive
                                            Officer and a member of the Board of Directors since
                                            November 1996.
Todd R. Fry..........................  33   Has served as the Company's Treasurer and Chief
                                            Financial Officer since September 1997.
David J. Broughton...................  33   Has served as the Company's Secretary since January
                                            1998. Mr. Broughton has also served as the Company's
                                            Assistant Treasurer since July 1997. Previously, Mr.
                                            Broughton has served as a cost/financial analyst for
                                            the Company from January 1994 to July 1997; Plant
                                            Administrator from November 1987 to January 1994.

NAME                                   AGE  POSITION AND OFFICES WITH BROUGHTON
----                                   ---  -----------------------------------
George W. Broughton..................  41   Has held various senior management positions at the
                                            Company since 1981, including (i) Executive Vice
                                            President, Director of Sales and Marketing since 1994,
                                            (ii) Chief Executive Officer and Chairman of the Board
                                            of Directors from July 1996 to November 1996, (iii)
                                            Executive Vice President from 1989 to 1994, (iv)
                                            Director of Marketing from 1987 to 1989, and (v)
                                            Director of Ice Cream marketing from 1982 to 1987. Mr.
                                            Broughton has also served as a member of the Company's
                                            Board of Directors since 1984.
Ronald V. Arthur, II.................  39   Has held various senior management positions at the
                                            Company since 1985, including (i) Vice President and
                                            General Manager of the Foods Division since July 1992
                                            And (ii) Sales Manager and acting General Manager from
                                            October 1991 to July 1992. Mr. Arthur has also served
                                            as a member of the Company's Board of Directors since
                                            March 1997.
Martin P. Shearer....................  51   Vice President and General Manager of the Southern
                                            Belle Division of the Company since December 1997 and a
                                            member of the Company's Board of Directors since April
                                            1998.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     During 1998, to the knowledge of the Company, each of the Company's directors, executive officers and 10% shareholders filed all reports relating to the Common shares required under Section 16(a) of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth information as to compensation paid for services rendered to the Company by the President and Chief Executive Officer for each of the three calendar years ended December 31, 1998. No other executive officer of the Company received a total annual salary and bonus in excess of $100,000 with respect to such, except Martin P. Shearer for services rendered in 1998.

                                                                              LONG-TERM
                                                                             COMPENSATION
                                                                                AWARDS
                                                               ANNUAL        ------------
                                                            COMPENSATION      SECURITIES
                                                           ---------------    UNDERLYING     ALL OTHER
NAME AND                                       FISCAL      SALARY   BONUS    OPTIONS/SARS   COMPENSATION
PRINCIPAL POSITION                              YEAR        ($)      ($)         (#)            ($)
------------------                           -----------   ------   ------   ------------   ------------
Philip E. Cline............................     1998       80,004   20,000       --            5,500(2)
President and Chief                             1997       80,004       --       --            5,000(2)
Executive Officer(1)                            1996
Martin P. Shearer..........................     1998       80,000   86,801       --            7,128(3)
Vice-President, General
Manager -- Southern
Belle Division(4)

---------------

(1) Mr. Cline began serving as President and Chief Executive Officer of the Company as of November 18, 1996.

(2) This represents fees paid to Mr. Cline for serving on the Company's Board of Directors.

(3) This represents fees paid to Mr. Shearer for serving on the Company's Board of Directors, life insurance premiums and matching contributions by the Company to its 401(k) Plan.

(4) Mr. Shearer began serving as vice-president, general manager, Southern Belle Division in December 1997.

EMPLOYMENT AND SEVERANCE AGREEMENTS

     During 1997, the Company entered into an employment agreement (the "Employment Agreement") with Martin P. Shearer in connection with the Company's acquisition (the "Acquisition") of the Southern Belle Dairy Company ("Southern Belle") on December 12, 1997. Under the Employment Agreement, which is terminable at the will of either party after 30 days' written notice, Mr. Shearer is entitled to an annual base salary of approximately $80,000, an annual bonus of 4% of the net pre-tax profits of the Southern Belle division of the Company and certain customary benefits. Under the Employment Agreement, Mr. Shearer is subject to certain customary non-compete conditions for a period of two years after a termination of his employment with the Company.

REPORT ON COMPENSATION OF EXECUTIVE OFFICERS

     Messrs. Evans, Reynolds, Scaggs and Theisen currently serve as the members of the Compensation Committee. The Compensation Committee establishes salaries, incentives and other forms of compensation for the Company's directors and officers and recommends policies relating to the Company's benefit plans.

     The Company makes an effort to offer competitive compensation packages that allow the Company to attract and retain highly qualified individuals. The Compensation Committee believes the long-term strategic goals of the Company can be accomplished only if the Company employs management with experience and skills relevant to the changing nature of the Company's products, sales and marketing efforts. A not insubstantial portion of each executive officer's total compensation is incentive-based in order to motivate the Company's executive officers in the performance of their duties and to encourage a continued focus on Company profitability. For those executive officers responsible for particular production divisions of the Company, the financial and non-financial results of their divisions are also considered. The Compensation Committee believes that by emphasizing performance based compensation, it will encourage the Company's management to act in concert with the interests of the Company's shareholders. The Company currently does not maintain any long-term incentive plans and does not grant stock appreciation rights, stock options or restricted stock awards, but is presently considering the implementation of an incentive stock plan.

     Compensation packages offered to the Company's senior management are thought to be competitive within the dairy food industry. The Compensation Committee believes the compensation packages for its senior management are competitive with compensation packages for executives of other public domestic dairy food companies based on the size and current structure of the organization and are based on the discretion of the committee. The Compensation Committee meets with the President to evaluate the performance of the other executive officers and meets in the absence of the President to evaluate his performance. The Compensation Committee reports its executive evaluations to the other outside members of the Board.

     Mr. Cline's $80,004 salary for fiscal 1998 was established by the Compensation Committee to be an acceptable base salary and is not tied to any objective standards of the Company's stock performance or earnings in fiscal 1998. Mr. Cline may also be eligible for a bonus from time to time based on various objective and subjective standards as may be established by the Compensation Committee. In 1998 Mr. Cline received a bonus of $20,000.

     The overall compensation of each of the Company's executive officers (other than Mr. Cline) consists of two principal elements:

Base Salary

     Executive officers' base salaries are reviewed annually by the Compensation Committee. In the case of all executive officers, their base salary is their principal element of compensation. In an effort to ensure that the Company can obtain the talent it needs to effectuate its long-term strategies, the base salary of all executive officers has been set at a level that is thought to be competitive within the group of public businesses identified as similar to the Company and adjusted accordingly based on the current size and structure of the Company. Factors considered in establishing base salaries include the requisite skill and experience required in a particular position, the range of duties and responsibilities attributable to that position, the individual's prior experience and compensation, the compensation similarly situated individuals in the dairy food industry and the overall past and expected future contributions of the individual. Generally, in establishing such salaries, the greatest weight is given to ensuring that a competitive salary level is established. Overall, the process is subjective, with no precise, mathematical weight given to the enumerated factors.

Annual Bonus

     The Company operates an annual bonus plan. As of September 1, 1997, the general managers of the Southern Belle Division, the Dairy Division and the Foods Division are entitled to an annual bonus of 4% of the net pre-tax profits of their respective divisions. The bonus element of each executive officer's compensation is set at a level that the Compensation Committee believes is necessary to compensate executive officers for the achievement of short-term goals forming part of the Company's overall strategic objectives. Short-term sales, profit and performance goals for each division and for the Company as a whole are developed annually and in advance by the Company's management and then reviewed by the Company's Board of Directors. Performance is monitored against established goals throughout the year.

Performance Graph

     The following graph compares the cumulative total return of the Company's Common Stock during the period commencing December 9, 1997, to December 31, 1998, with the Standard & Poor's 500 Stock Index (the "S & P 500 Index"), Russell 2000 Index and a peer group index (the "Peer Group Index") of United States companies within Standard Industrial Codes 2020 to 2029 (dairy products). The graph depicts the results of investing $100 in the Common Shares, the S & P 500 Index, the Russell 2000 Index and the Peer Group Index at closing prices on December 31, 1998.

                COMPARISON OF 13 MONTH CUMULATIVE TOTAL RETURN*
              AMONG BROUGHTON FOODS COMPANY, THE S & P 500 INDEX,
                       THE RUSSELL 2000 AND A PEER GROUP

                                    [GRAPH]

------------------------------------------------------------------------
                      SHAREHOLDER VALUE AT FISCAL YEAR END
------------------------------------------------------------------------
                                   12/9/97     12/31/97     12/31/97
------------------------------------------------------------------------
Broughton Foods Company              100          112         120
------------------------------------------------------------------------
Diary Products Stocks                100          108          85
------------------------------------------------------------------------
S & P 500 Index                      100          102         131
------------------------------------------------------------------------
Russell 2000 Index                   100          102         101
------------------------------------------------------------------------

    *$100 invested on 12/9/97 in stock or on 11/30/97 in index - including reinvestment of dividends. Fiscal year ending December 31.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Set forth below is a table showing certain information with respect to those persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of Common Stock, the Named Executives, each director of the Company and all executive officers and directors of the Company as a group as of March 17, 1999.

                                                                    NUMBER OF SHARES
                                                                   BENEFICIALLY OWNED        PERCENT OF
BENEFICIAL OWNER                                                DIRECTLY OR INDIRECTLY(1)     CLASS %
----------------                                                -------------------------    ----------
Marshall T. Reynolds(2).....................................            1,294,910               22.4%
Philip E. Cline(3)..........................................              184,300                3.2
George W. Broughton(4)......................................              128,250                2.2
Ronald V. Arthur............................................                3,000                  *
Robert E. Evans.............................................                3,000                  *
Charles R. Hooten, Jr.(5)...................................              240,000                4.2
Neal W. Scaggs(6)...........................................              234,000                4.1
Martin P. Shearer...........................................               62,375                1.1
Philip Todd Shell...........................................                9,600                  *
Kirby J. Taylor(7)..........................................               32,450                  *
Paul T. Theisen.............................................                3,000                  *
Thomas W. Wright(8).........................................              300,000                5.2%
All directors and executive officers as a group (13)........            2,505,885               43.4%

---------------

* Indicates beneficial ownership of less than 1% of the issued and outstanding shares of Common Stock.

(1) Calculated pursuant to Rule 13d-3(d) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of March 17, 1999, the Company had 5,774,335 shares of Common Stock issued and outstanding.

(2) Includes 435,000 shares held by Mr. Reynolds' wife and children, 4,050 shares held by ADJ Corporation (an entity controlled by certain immediate family members of Mr. Marshall Reynolds), 6,150 shares held by Champion Leasing Corporation (an entity which holds shares over which Mr. Marshall Reynolds effectively exercises sole voting and investment power) and 78,440 shares held by Harrah & Reynolds Corporation (an entity which holds shares over which Mr. Marshall Reynolds effectively exercises sole voting and investment power). Mr. Reynolds' address is 2450 First Ave., Huntington, West Virginia 25701.

(3) Does not include 12,000 shares held in trust over which Mr. Cline disclaims beneficial ownership.

(4)  Includes 29,250 shares held by Mr. Broughton's children.

(5) Includes 12,000 shares held by Mr. Hooten's children and 12,000 shares held in trust or in other forms of indirect ownership over which shares Mr. Hooten effectively exercises sole voting and investment power.

(6) Includes 27,000 shares held by Mr. Scaggs' family members and 12,000 shares held in trust over which shares Mr. Scaggs effectively exercises sole voting and investment power.

(7)  Includes 450 shares held by Mr. Taylor's children.

(8) Includes 300,000 shares held in trust over which shares Mr. Wright effectively exercises sole voting and investment power. Mr. Wright's address is 500 Scott Street, Hangar A, Worthington, Kentucky 41183.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company's distribution center in Ashland, Kentucky is leased from the ADJ Corporation for $9,350 a month, subject to adjustment after April 1, 2002, based on a specified consumer price index. The lease expires on April 30, 2007. The ADJ Corporation is controlled by certain immediate family members of Mr. Marshall T. Reynolds, Chairman of the Company's Board of Directors. Lease expense for 1998 was $112,200.

     The Company purchased office supplies and printing services, from certain divisions of Champion Industries, a company controlled by Mr. Marshall T. Reynolds, Chairman of the Company's Board of Directors. Such purchases totaled $130,000 in 1998.

     The Company purchased equipment for plant and building repairs from Hooten Equipment. Mr. Charles R. Hooten, Jr., a member of the Company's Board of Directors, serves as President of Hooten Equipment Company. Such purchases totaled $108,100 in 1998.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)

(1) Financial Statements

     The consolidated balance sheets at December 31, 1998 and 1997, the related consolidated statements of operations, of shareholders' equity and of cash flows for each of the three fiscal years in the period ended December 31, 1998, and the notes thereto, together with the report from PricewaterhouseCoopers LLP, dated March 19, 1999, are filed in Section F-1 of this report.

(2) Schedules other than those listed on page F-1, are omitted because of the absence of conditions under which they are required or because the information required is included in the consolidated financial statements and notes thereto.

(3) EXHIBITS

                                                                                                 PAGE
DESCRIPTION                                 REFERENCE                                            NO.
-----------                                 ---------                                            ----
(2)   Plan of acquisition, reorganization
      arrangement, liquidation or
      succession
      2.1 Plan of Merger                    Agreement and Plan of Merger dated as of September
                                            10, 1998 by and among Suiza Foods Corporation,
                                            Suiza Foods Acquisition Corp. and Broughton Foods
                                            Company, filed as Appendix A to Proxy Statement of
                                            Broughton Foods Company dated October 30, 1998,
                                            filed October 30, 1998, is incorporated herein by
                                            reference.
      2.2 Amendment to Plan of Merger       Amendment No. 1 to Agreement and Plan of Merger
                                            dated September 10, 1998 by and among Suiza Foods
                                            Corporation, Suiza Foods Acquisition Corp. and
                                            Broughton Foods Company, dated as of January 18,
                                            1999, filed as Exhibit 2.2 to Form 8-K dated
                                            January 18, 1999, filed January 19, 1999, is
                                            incorporated herein by reference.
      2.3 Stock Purchase Agreement          Stock Purchase Agreement dated as of January 18,
                                            1999 by and among Suiza Foods Corporation,
                                            Broughton Foods Company and certain stockholders of
                                            Broughton Foods Company, filed as Exhibit 2.3 to
                                            Form 8-K dated January 18, 1999, is incorporated
                                            herein by reference.
(3)   3.1 Articles of Incorporation         Incorporated herein by reference from Exhibit 3.1
                                            to Amendment No. 1 to the Registration Statement on
                                            Form S-1, (File No. 333-37387), dated November 26,
                                            1997.
      3.2 Code of Regulations               Amended and restated Code of Regulations effective
                                            as of April 29, 1998, filed as Exhibit 4, to Form
                                            10-Q for the period March 31, 1998, filed May 14,
                                            1998, is incorporated herein by reference.
(10)  Material Contracts
      10.1 Employment Agreements            Form of Employment agreement between the Company
                                            and Martin P. Shearer. Incorporated herein by
                                            reference to Exhibit 10 to Amendment No. 1 to the
                                            Registration Statement on Form S-1, (File No.
                                            333-37387), dated November 26, 1997.

                                                                                                 PAGE
DESCRIPTION                                 REFERENCE                                            NO.
-----------                                 ---------                                            ----
      10.2 Credit Agreement                 Credit Agreement dated as of March 30, 1998 between
                                            the Company and National City Bank filed as Exhibit
                                            10 to Form 10-Q for the period March 31, 1998,
                                            filed May 14, 1998, is incorporated herein by
                                            reference.
(21)  Subsidiaries of the registrant        Filed herewith
(23)  Consent of Pricewaterhouse Coopers    Filed herewith
      LLP
(24)  Powers of Attorney                    Filed herewith
(27)  Financial Data Schedule               Filed herewith for current period

(b) The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned.

                                          BROUGHTON FOODS COMPANY

                                                   /s/ PHILIP E. CLINE
                                          By:
                                          --------------------------------------

                                                      Philip E. Cline
                                               President and Chief Executive
                                                           Officer

March 30, 1999

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
                      *                        Chairman of the Board of Directors   March 30, 1999
---------------------------------------------
            Marshall T. Reynolds

             /s/ PHILIP E. CLINE                   President, Chief Executive       March 30, 1999
---------------------------------------------         Officer and Director
               Philip E. Cline                    (Principal Executive Officer)

                      *                           Treasurer and Chief Financial     March 30, 1999
---------------------------------------------   Officer (Principal Financial and
                 Todd R. Fry                           Accounting Officer)

                      *                                     Director                March 30, 1999
---------------------------------------------
              Ronald V. Arthur

                      *                                     Director                March 30, 1999
---------------------------------------------
             George W. Broughton

                      *                                     Director                March 30, 1999
---------------------------------------------
               Robert E. Evans

                      *                                     Director                March 30, 1999
---------------------------------------------
           Charles R. Hooten, Jr.

                      *                                     Director                March 30, 1999
---------------------------------------------
               Neal W. Scaggs

                      *                                     Director                March 30, 1999
---------------------------------------------
              Martin P. Shearer

                      *                                     Director                March 30, 1999
---------------------------------------------
              Philip Todd Shell

                  SIGNATURE                                   TITLE                        DATE
                  ---------                                   -----                        ----
                      *                                     Director                March 30, 1999
---------------------------------------------
               Kirby J. Taylor

                      *                                     Director                March 30, 1999
---------------------------------------------
               Paul T. Theisen

                      *                                     Director                March 30, 1999
---------------------------------------------
              Thomas W. Wright

          *By: /s/ PHILIP E. CLINE
---------------------------------------------
               Philip E. Cline
              Attorney in Fact

                    INDEX TO FINANCIAL STATEMENTS -- COMPANY

                                                              PAGE
                                                              ----
Report of Independent Accountants...........................   F-2
Consolidated Balance Sheets as of December 31, 1997 and
  1998......................................................   F-3
Consolidated Statements of Operations for the years ended
  December 31, 1996, 1997, and 1998.........................   F-5
Consolidated Statements of Shareholders' Equity for the
  years ended December 31, 1996, 1997, and 1998.............   F-6
Consolidated Statements of Cash Flows for the years ended
  December 31, 1996, 1997 and 1998..........................   F-7
Notes to Consolidated Financial Statements..................   F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders
  Broughton Foods Company and Subsidiaries

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Broughton Foods Company and Subsidiaries (the "Company") at December 31, 1997 and December 31, 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Columbus, Ohio
March 19, 1999

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1997           1998
                                                                -----------    -----------
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $ 9,633,184    $ 4,278,208
  Accounts receivable, less allowance for doubtful accounts
     of $465,000 and $652,000 at December 31, 1997 and 1998,
     respectively...........................................     12,767,043     18,437,190
  Inventories...............................................      3,551,281      5,982,717
  Prepaid expenses..........................................        897,017      1,249,943
  Refundable income taxes...................................        230,775        577,037
  Deferred income taxes.....................................        100,437        240,617
                                                                -----------    -----------
     Total current assets...................................     27,179,737     30,765,712
                                                                -----------    -----------
Property, plant and equipment, at cost:
  Buildings and land improvements...........................      5,958,861     11,051,586
  Machinery and equipment...................................     18,935,308     24,718,705
  Leasehold improvements....................................        464,156        198,760
  Assets under construction.................................        798,093      1,986,190
                                                                -----------    -----------
                                                                 26,156,418     37,955,241
  Less accumulated depreciation and amortization............     11,586,612     11,477,024
                                                                -----------    -----------
                                                                 14,569,806     26,478,217
  Land......................................................      1,662,819      2,818,418
                                                                -----------    -----------
                                                                 16,232,625     29,296,635
                                                                ===========    ===========
Cash surrender value of officer's life insurance, net of
  policy loans of $2,920 at December 31, 1997...............        197,775
Intangible assets, net of accumulated amortization of
  $39,228 and $332,770 at December 31, 1997 and 1998,
  respectively..............................................      2,034,577     13,739,121
Other assets................................................        261,812        770,026
Prepaid pension costs.......................................        341,968        604,361
                                                                -----------    -----------
                                                                  2,836,132     15,113,508
                                                                -----------    -----------
     Total assets...........................................    $46,248,494    $75,175,855
                                                                ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

                                                                       DECEMBER 31,
                                                                --------------------------
                                                                   1997           1998
                                                                -----------    -----------
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $ 8,124,356    $10,627,996
  Accrued expenses and other................................      2,321,899      2,681,903
  Current installments on term debt.........................         21,767        554,420
  Income taxes payable......................................         18,536
                                                                -----------    -----------
     Total current liabilities..............................     10,486,558     13,864,319
                                                                -----------    -----------
Term debt, net of current installments......................         36,530     19,363,574
Deferred income taxes.......................................      2,423,385      5,933,973
Other.......................................................        314,016      1,967,476
Commitments and contingencies
Shareholders' equity:
  Common stock, $1 par value; 10,000,000 shares authorized;
     6,314,575 shares issued at December 31, 1997 and
     1998...................................................      6,314,575      6,314,575
  Additional paid-in capital................................     20,482,702     20,482,702
  Retained earnings.........................................      6,698,452      7,756,960
                                                                -----------    -----------
                                                                 33,495,729     34,554,237
  Less 540,240 shares at December 31, 1997 and 1998, of
     common stock in treasury, at cost......................        507,724        507,724
                                                                -----------    -----------
Total shareholders' equity..................................     32,988,005     34,046,513
                                                                -----------    -----------
Total liabilities and shareholders' equity..................    $46,248,494    $75,175,855
                                                                ===========    ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1996           1997            1998
                                                     -----------    -----------    ------------
Net sales........................................    $83,918,822    $87,170,309    $179,432,029
Cost of sales....................................     68,668,621     69,292,473     142,342,862
  Gross profit...................................     15,250,201     17,877,836      37,089,167
Operating costs and expenses:
  Selling and distribution.......................     12,064,418     13,945,123      28,232,809
  General and administrative expenses............      2,453,106      2,080,157       5,451,180
                                                     -----------    -----------    ------------
                                                      14,517,524     16,025,280      33,683,989
                                                     -----------    -----------    ------------
Income from operations...........................        732,677      1,852,556       3,405,178
Other income (expense):
  Gain on sale of investment in stock............      2,976,453
  Other income, net..............................        213,216         72,701         143,362
  Interest income................................         54,469        156,856         448,260
  Interest expense...............................       (216,749)      (142,485)       (832,533)
                                                     -----------    -----------    ------------
                                                       3,027,389         87,072        (240,911)
                                                     -----------    -----------    ------------
Income before income taxes.......................      3,760,066      1,939,628       3,164,267
Income tax expense...............................      1,430,807        761,037       1,239,608
                                                     -----------    -----------    ------------
Net income.......................................      2,329,259      1,178,591       1,924,659
Preferred dividends..............................          1,986
                                                     -----------    -----------    ------------
Net income available to common shareholders......    $ 2,327,273    $ 1,178,591    $  1,924,659
                                                     ===========    ===========    ============
Earnings per common share:
  Basic..........................................    $      0.59    $      0.28    $       0.33
                                                     ===========    ===========    ============
  Diluted........................................    $      0.57    $      0.28    $       0.33
                                                     ===========    ===========    ============
Shares used in computing earnings per common
  share:
  Basic..........................................      3,934,320      4,205,536       5,774,335
                                                     ===========    ===========    ============
  Diluted........................................      4,113,734      4,207,193       5,774,335
                                                     ===========    ===========    ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                           NUMBER OF               NUMBER OF
                            SHARES     PREFERRED     SHARES       COMMON     ADDITIONAL
                           PREFERRED     STOCK       COMMON       STOCK        PAID-IN      RETAINED      TREASURY
                             STOCK      AMOUNT       STOCK        AMOUNT       CAPITAL      EARNINGS       STOCK         TOTAL
                           ---------   ---------   ----------   ----------   -----------   -----------   ----------   ------------
Balances, December 31,
  1995...................     331       $33,100     4,662,900   $4,662,900             0   $ 3,888,243   ($ 703,100)  $  7,881,143
  Net Income.............                                                                    2,329,259                   2,329,259
  Cash dividends:
    Preferred stock, $6
      per share..........                                                                       (1,986)                     (1,986)
    Common stock, $.0267
      per share..........                                                                     (105,268)                   (105,268)
  Proceeds from sale of
    229,500 shares of
    treasury stock under
    an incentive stock
    option plan,
    including tax
    benefits.............                                                        167,524       (33,095)     212,976        347,405
  Cost of 15,000 shares
    of treasury stock
    purchased............                                                                                   (20,000)       (20,000)
  Cost of 21 shares of
    preferred stock
    purchased and
    retired..............     (21)       (2,100)                                                                            (2,100)
                             ----       -------    ----------   ----------   -----------   -----------   ----------   ------------
Balances, December 31,
  1996...................     310        31,000     4,662,900    4,662,900       167,524     6,077,153     (510,124)    10,428,453
  Net Income.............                                                                    1,178,591                   1,178,591
  Common stock cash
    dividends, $.0633 per
    share................                                                                     (262,505)                   (262,505)
  Common stock cash
    dividends, $.05 per
    share................                                                                     (288,717)                   (288,717)
  Proceeds from sale of
    3,000 shares of
    treasury stock under
    an incentive stock
    option plan,
    including tax
    benefits.............                                                          2,194                      2,400          4,594
  Cost of 310 shares of
    preferred stock
    purchased and
    retired..............    (310)      (31,000)                                                (6,070)                    (37,070)
  Proceeds from initial
    public offering of
    1,495,000 shares of
    common stock, net of
    initial public
    offering cost........                           1,495,000    1,495,000    18,119,534                                19,614,534
  Issuance of 156,675
    shares of common
    stock for an
    acquisition..........                             156,675      156,675     2,193,450                                 2,350,125
                             ----       -------    ----------   ----------   -----------   -----------   ----------   ------------
Balances, December 31,
  1997...................       0             0     6,314,575    6,314,575    20,482,702     6,698,452     (507,724)    32,988,005
  Net income.............                                                                    1,924,659                   1,924,659
  Common Stock cash
    dividends, $.15 per
    share................                                                                     (866,151)                   (866,151)
                             ----       -------    ----------   ----------   -----------   -----------   ----------   ------------
Balances, December 31,
  1998...................       0       $     0     6,314,575   $6,314,575   $20,482,702   $ 7,756,960   ($ 507,724)  $ 34,046,513
                             ====       =======    ==========   ==========   ===========   ===========   ==========   ============

   The accompanying notes are an integral part of the consolidated financial statements.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1996           1997            1998
                                                     -----------    -----------    ------------
Cash flows from operating activities:
  Net income.....................................    $ 2,329,259    $ 1,178,591    $  1,924,659
  Adjustment to reconcile net income to net cash
     Provided by (used in) operating activities:
     Depreciation and amortization...............        890,482      1,030,981       2,596,764
     Bad debt expense............................        402,105         32,000          62,750
     Gain on sale of investment in stock.........     (2,976,453)
     (Gain)/Loss on disposal of property, plant
       and equipment.............................       (170,591)       (35,452)         15,824
     Gain on life insurance proceeds.............        (76,868)
     Deferred gain on sale of fixed assets.......                                       (36,387)
     Deferred income taxes.......................        (67,315)       197,792         373,290
     Change in assets and liabilities:
       Accounts receivable.......................       (437,892)    (1,452,784)     (1,363,739)
       Inventories...............................        217,308       (252,681)        173,037
       Prepaid expenses..........................         43,274       (112,720)        (75,303)
       Refundable income taxes...................        106,149        (62,124)       (251,262)
       Other assets..............................         19,365       (363,774)       (398,958)
       Prepaid and accrued pension costs.........        (27,401)       (77,367)       (262,393)
       Accounts payable..........................       (368,265)      (920,252)     (2,266,599)
       Accrued expenses and other................          6,840         66,208        (491,958)
       Income taxes payable......................        236,608       (218,072)        (29,177)
       Other long-term liabilities...............           (381)       (83,535)        (99,662)
                                                     -----------    -----------    ------------
          Total adjustments......................     (2,203,035)    (2,251,780)     (2,053,773)
                                                     -----------    -----------    ------------
  Net cash provided by (used in) operating
     activities..................................        126,224     (1,073,189)       (129,114)
Cash flows from investing activities:
  Proceeds from sale of investment in stock......      3,056,196
  Proceeds from disposal of property, plant and
     equipment...................................        299,835        109,282         625,685
  Purchases of property, plant and equipment.....       (500,149)    (1,983,663)     (5,061,400)
  Proceeds from termination of officer's life
     insurance...................................        598,239                        197,775
  Increase in cash surrender value of officer's
     life insurance policy.......................       (445,141)
  Business acquisitions, net of cash acquired....                    (2,197,790)    (19,032,910)
                                                     -----------    -----------    ------------
  Net cash provided by (used in) investing
     activities..................................      3,008,980     (4,072,171)    (23,270,850)
                                                     -----------    -----------    ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

                                                              YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                        1996           1997            1998
                                                     -----------    -----------    ------------
Cash flows from financing activities:
  Line of credit, net............................    $  (911,650)                  $ 19,336,230
  Payments on term debt..........................       (294,980)   $(7,487,295)       (136,374)
  Proceeds from term debt........................                       565,000
  Purchase of treasury stock.....................        (20,000)
  Issuance of treasury stock, including tax
     benefits....................................        347,405          4,594
  Purchases of preferred stock...................         (2,100)       (37,070)
  Dividends paid.................................       (107,254)      (262,505)     (1,154,868)
  Proceeds from initial public offering, net of
     costs.......................................                    19,688,005
                                                     -----------    -----------    ------------
  Net cash (used in) provided by financing
     activities..................................       (988,579)    12,470,729      18,044,988
                                                     -----------    -----------    ------------
  Net increase (decrease) in cash and cash
     equivalents.................................      2,146,625      7,325,369      (5,354,976)
Cash and cash equivalents, beginning of year.....        161,190      2,307,815       9,633,184
  Cash and cash equivalents, end of year.........    $ 2,307,815    $ 9,633,184    $  4,278,208
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
     Interest....................................    $   206,319    $   152,825    $    764,756
                                                     ===========    ===========    ============
     Income taxes................................    $ 1,349,231    $ 1,025,085    $  1,227,422
                                                     ===========    ===========    ============
Supplemental disclosure of noncash financing
  activities:
  The Company issued 156,675 shares of common
     stock:......................................                   $ 2,350,125
                                                                    -----------
  The Company declared a $.05 per share dividend
     on December 19, 1997 for shareholders of
     record on December 29, 1997, payable on
     January 9, 1998:............................                   $   288,717
                                                                    -----------
  The Company recorded a deferred gain in
     February 1998 as a result of a sale
     leaseback of certain equipment:.............                                  $    181,958
                                                                                   ------------

   The accompanying notes are an integral part of the consolidated financial statements.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF ACCOUNTING POLICIES:

     A. BUSINESS AND PRINCIPLES OF CONSOLIDATION: Broughton Foods Company and its wholly owned subsidiaries (collectively referred to as the "Company") was organized in April 1933 under the laws of the state of Ohio. The Company is engaged primarily in the business of producing dairy and dairy-related food products for wholesale and retail distribution in Ohio, West Virginia, Kentucky, Tennessee, Michigan and parts of the eastern United States. The Company also operates one limited service restaurant under the name "Broughton's." The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Somerset Computer Services, which became a subsidiary of the Company on December 12, 1997, concurrent with the Southern Belle merger and LFD Holding Corp and its wholly-owned subsidiary, London's Farm Dairy, Inc. All significant inter-company accounts and transactions have been eliminated.

     B. INVENTORIES: In connection with the Company's initial public offering, a new method for accounting for cost was adopted to make the Company's inventory values comparable to the predominate method used by public companies in its industry. Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out ("FIFO") method using standard costs which approximate actual. The financial statements of all prior years have been restated to apply the new method retroactively. Before January 1, 1997, inventory had been valued with cost determined on the last-in, first-out method. For income tax purposes, the FIFO method has been adopted as of January 1, 1998.

     The major components of inventory at December 31, 1997 and 1998 were as follows:

                                                                      DECEMBER 31,
                                                                ------------------------
                                                                   1997          1998
                                                                ----------    ----------
Raw products and finished goods.............................    $1,966,156    $3,458,923
Ingredients.................................................       450,480       679,726
Warehouse, packaging supplies and other.....................     1,134,645     1,844,068
                                                                ----------    ----------
                                                                $3,551,281    $5,982,717
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

Buildings................................................    5 to 40 years
Machinery and equipment..................................    3 to 20 years
Leasehold improvements...................................    15 to 20 years
Land improvements........................................    5 to 30 years

     Upon sale or retirement, the Company removes the asset cost and related accumulated depreciation from the appropriate accounts and reflects any gain or loss in current operations. Depreciation expense was approximately $890,000 in 1996, $1,013,000 in 1997 and $2,266,000 in 1998 and has been recorded in the statements of operations.

     D. INVESTMENTS: The Company previously held various nonmarketable securities which were carried at cost. These investments were held as noncurrent assets in other assets. During 1996, the Company sold the shares of a privately held entity for $3,056,196. A pre-tax gain of $2,976,453 was recorded on this sale. At December 31, 1997 and 1998, the Company had no investments in nonmarketable securities.

     E. NET INCOME PER SHARE OF COMMON STOCK: Basic earnings per share were computed by dividing net income available to common shareholders (the numerator) by the weighted average number of

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES common shares outstanding (the denominator). Diluted earnings per share were computed by dividing the net income available to common shareholders (the numerator) by the sum of the weighted average number of shares outstanding and the dilutive effect of outstanding options as determined by the application of the treasury stock method (the denominator).

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

     The allowance for doubtful accounts approximated $140,000, $243,000, $465,000, and $652,000 at December 31, 1995, 1996, 1997 and 1998, respectively.
As a result of the Southern Belle acquisition, approximately $251,000 was recorded as an addition to the allowance for doubtful accounts in December 1997. As a result of the London's acquisition, approximately $261,000 was recorded as an addition to the allowance for doubtful accounts in May 1998.

     H. INCOME TAXES: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of the assets and liabilities using enacted tax rates.

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

     J. FAIR VALUE OF FINANCIAL INSTRUMENTS: Fair value of long-term debt is based on the interest rate available to the Company on similar debt agreements. As the interest rates on the Company's long-term debt obligations are primarily variable rates for approximately $19.3 million of debt obligations, fair value approximates the carrying value.

     K. RECLASSIFICATIONS: Certain prior-year amounts have been reclassified to conform to the current-year financial statement presentation.

     L. SEGMENT INFORMATION: In 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not affect results of operations or financial position but did affect the disclosure of segment information (see "Segment Information" note).

     M. PENSION PLAN: In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures About Pensions and Other Post-Retirement Benefits", which requires revisions of employers' disclosures about pension and other post-retirement plans. The adoption of SFAS No. 132 did not change the measurement or recognition of the Plan.

     N. REPORTING COMPREHENSIVE INCOME: In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and display of comprehensive

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of this standard did not affect the Company's financial statements.

     O. NEW ACCOUNTING PRONOUNCEMENTS: In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software's useful life. The SOP is effective in the first quarter of 1999 and the Company does not anticipate that this SOP will have an adverse effect on the Company's results of operations.

     Additionally, SOP 98-5, "Reporting on the Costs of Start-Up Activities, was issued in April 1998. The SOP requires that entities expense start-up costs and organization costs as they are incurred. The SOP is effective in the first quarter of 1999 and the Company does not anticipate that this SOP will have an adverse effect on the Company's results of operations.

2.   NOTE PAYABLE -- BANK:

     The Company has an uncollateralized line of credit of $4.0 million with a Bank. Interest on this line of credit is .25 percentage points under the highest prime rate as published by the Wall Street Journal.

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

     The Company had $19,336,230 outstanding under its revolving credit facilities at December 31, 1998.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

3.   TERM DEBT:

     Term debt as of December 31, 1997 and 1998 consisted of the following:

                                                                    DECEMBER 31,
                                                                ---------------------
                                                                  1997        1998
                                                                --------    ---------
Capital lease obligation....................................    $ 58,297    $  36,111
Note payable, due in monthly installments of $15,200 through
  March 1, 1999 plus interest at 9%.........................                   60,803
Note Payable, due in monthly installments of $575 through
  March 1, 2003 plus interest at 8%.........................                   27,180
Note Payable, due in annual installments of $264,321 through
  April 1, 1999 including interest at 9.14%.................                  242,185
Zero coupon note maturing on April 1, 1999 with a face value
  of $235,187 and a yield of 9.14%..........................                  215,485
                                                                --------    ---------
                                                                  58,297      581,764
Less current installments...................................     (21,767)    (554,420)
                                                                --------    ---------
                                                                $ 36,530    $  27,344
                                                                ========    =========

4.   LEASE COMMITMENTS:

     The Company leases certain property, plant and equipment (primarily delivery vehicles) under noncancellable operating lease agreements expiring through 2007. Certain of the leases include renewal options at terms similar to the initial lease terms. Minimum rentals in connection with these leases are as follows:

                                      TOTAL        EQUIPMENT     REAL ESTATE
                                   -----------    -----------    -----------
1999...........................    $ 4,992,951    $ 4,599,115    $  393,836
2000...........................      4,727,242      4,453,032       274,210
2001...........................      4,307,915      4,104,965       202,950
2002...........................      3,831,563      3,677,282       154,281
2003...........................      3,232,726      3,104,326       128,400
Thereafter.....................      2,490,797      2,096,547       394,250
                                   -----------    -----------    ----------
                                   $23,583,194    $22,035,267    $1,547,927
                                   ===========    ===========    ==========

     Total rental expense for cancelable and noncancelable lease agreements approximated $2,238,600 in 1996, $2,800,200 in 1997 and $6,499,000 in 1998, of
which $393,000 in 1996, $546,000 in 1997, and $1,630,000 in 1998 were contingent rentals. Contingent rentals are based primarily on mileage.

5.   PENSION PLAN:

     The Company has a noncontributory pension plan for all nonmanagement hourly employees not subject to a collective bargaining agreement and substantially all salaried employees for two of the Company's divisions. Benefits under the plan are based upon a social security offset formula. Total pension expense (benefit) was $132,600 in 1996, $64,492 in 1997 and ($60,138) in 1998. The Company funds contributions based upon normal cost under the projected unit credit method subject to Internal Revenue Service minimum and maximum limitations. The following table sets forth the plan's funded status and amount included in the Company's financial statements at December 31, 1997 and 1998.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

                                                                    1997            1998
                                                                ------------    ------------
Actuarial present value of benefit obligations, including
  vested benefits of $3,920,917 and $4,315,132,
  respectively..............................................    $ (4,185,584)   $ (4,530,095)
Benefit obligation due to assumptions about future
  compensation levels.......................................        (361,243)       (413,722)
                                                                ------------    ------------
Projected benefit obligation................................      (4,546,827)     (4,943,817)
Plan assets at fair value...................................       5,540,474       5,541,701
                                                                ------------    ------------
Plan assets in excess of projected benefit obligation.......         993,647         597,884
Unrecognized transition asset at January 1, 1997 and 1998,
  being recognized over 16 years............................         (46,880)        (41,251)
Unrecognized prior service cost.............................         300,866         277,723
Unrecognized net gain from past experience..................        (905,665)       (229,995)
                                                                ------------    ------------
                                                                    (651,679)          6,477
                                                                ------------    ------------
     Net pension asset......................................    $    341,968    $    604,361
                                                                ============    ============

     Plan assets include investments in stock and bond common trust funds and U.S. Government and corporate bonds.

     Net periodic pension expense for the Company for 1996, 1997 and 1998 included the following:

                                                            1996         1997          1998
                                                          --------    -----------    ---------
Service cost, benefits earned during the year.........    $129,000    $   134,542    $ 119,158
Interest cost on projected benefit obligations........     322,200        317,337      328,273
Actual return on plan assets..........................    (485,200)    (1,139,519)    (111,667)
Net amortization and deferral of unrecognized
  transition asset at January 1, 1996, 1997 and 1998,
  and the adjustment for unexpected asset gain (loss)
  for expected return on plan assets..................     166,600        752,132     (395,902)
                                                          --------    -----------    ---------
     Net pension expense..............................    $132,600    $    64,492    ($ 60,138)
                                                          ========    ===========    =========

RECONCILIATION OF PROJECTED BENEFIT OBLIGATION

                                                                   1997          1998
                                                                ----------    ----------
1. Projected Benefit Obligation, previous December 31.......    $4,367,361    $4,546,827
2. Actuarial (Gain)/Loss....................................        28,035        (9,933)
3. Service Cost.............................................       134,542       119,158
4. Interest Cost............................................       317,337       328,273
5. Benefit Payments.........................................      (300,448)     (312,695)
6. (Gain)/Loss due to change in Discount Rate...............             0       272,187
                                                                ----------    ----------
7. December 31 Projected Benefit Obligation.................    $4,546,827    $4,943,817
                                                                ==========    ==========

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

RECONCILIATION OF MARKET VALUE OF ASSETS

                                                                   1997          1998
                                                                ----------    ----------
1. Market Value of Assets, previous December 31.............    $4,559,544    $5,540,474
2. Expected Return on Assets................................       404,901       500,980
3. Contributions............................................       141,859       202,255
4. Benefit Payments.........................................      (300,448)     (312,695)
5. Asset Gain (Loss)........................................       734,618      (389,313)
                                                                ----------    ----------
6. Market Value of Assets as of December 31.................    $5,540,474    $5,541,701
                                                                ==========    ==========

     The following assumptions were used in the calculation of the actuarial present value of benefit obligations at December 31, 1996, 1997 and 1998:

                                                                1996     1997     1998
                                                                -----    -----    -----
Settlement rate.............................................    7.50%    7.50%    7.50%
Rate of compensation increase...............................    4.50%    4.50%    4.50%
Long-term rate of return on plan assets.....................    8.00%    9.00%    9.00%

     In addition, the Company participates in three multi-employer plans that provide defined benefits to substantially all the Company's unionized employees. Amounts charged to pension expense and contributed to the plans were $387,453 in 1996, $419,365 in 1997 and $493,202 in 1998.

6.   DEFERRED SAVINGS PLAN:

     Salaried, nonunion, and certain union hourly employees are eligible to participate in a deferred savings plan and trust (401(k) plan) for two divisions. Under the plan, the Company is required to make contributions based on a percentage of the employee's payroll contribution, limited to a maximum of 1.5% of the employee's total compensation. The Company contributed $43,600 in 1996, $41,900 in 1997 and $46,175 in 1998.

     The Company has a defined contribution profit-sharing plan covering substantially all employees not covered in the plan discussed above, except for those covered by a collective bargaining agreement which requires the Company to contribute to a multiemployer pension retirement fund. This plan was carried forward from the Southern Belle acquisition. The plan allows eligible employees to contribute up to 15% of their compensation. The Company contributes 25% of the amount of each participant's contribution for the plan year, up to 1% of the participant's salary. For the years ended December 31, 1997 and 1998, $2,300 and $26,400 has been recorded, respectively, as pension expense under this defined contribution profit-sharing plan.

     The Company sponsors a defined contribution plan for employees not covered in the plans discussed above who meet certain eligibility requirements. This plan was carried forward from the London's acquisition. The Company may make discretionary contributions to the plan at the option of the Board of Directors. In addition, the Company may match employee contributions equal to a percentage of the participant's contribution to the plan. In 1998, the Company matched 100% of employee contributions, up to a maximum of 6% of the participant's annual compensation. The Company contributed $185,017 to the plan during the year ended December 31, 1998.

7.   SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN:

     The Company had a nonqualified benefit plan for certain key management employees. The plan provided for 50% of annual pay reduced for years less than 15 years, less benefits paid under the Company's qualified pension plan and social security. The Supplemental Executive Retirement Plan ("SERP") was terminated on

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

December 31, 1996, at which time the assets of the plan were distributed. The Company recognized a termination cost of approximately $232,700 associated with this transaction.

     The following details the net pension expense under SFAS No. 87 and SFAS No. 88 recorded in 1996. There was no pension expense in 1997 and 1998 as the plan had been terminated.

     The following table sets forth the SERP's funded status of the plan and amounts included in the Company's financial statements at December 31, 1996:

                                                                  1996
                                                                --------
Service cost, benefits earned
  During the year...........................................    $  2,700
Interest cost...............................................      32,000
Net amortization and deferral of Unrecognized transition
  obligation................................................      35,100
                                                                --------
Net periodic pension cost...................................      69,800
Termination cost............................................     232,700
                                                                --------
Net pension expense.........................................    $302,500
                                                                ========

8.   STOCK OPTIONS:

     Certain shares of common stock were reserved for sale to certain officers and employees under an incentive stock option plan. There were no outstanding options at December 31, 1997 and 1998.

                                                  1996                                1997
                                    --------------------------------    --------------------------------
                                    NUMBER OF SHARES    OPTION PRICE    NUMBER OF SHARES    OPTION PRICE
                                    ----------------    ------------    ----------------    ------------
Outstanding at Beginning of
  year..........................         247,500            $.80               3,000            $.80
  Exercises.....................        (229,500)           $.80              (3,000)           $.80
  Forfeited.....................         (15,000)           $.80
                                        --------                            --------
Outstanding at end of year......           3,000            $.80                   0
                                        --------                            --------
Exercisable at end of year......           3,000            $.80                   0
                                        --------                            --------

9.   INCOME TAXES:

     A reconciliation of the federal corporate income tax rate and the effective tax rate on income taxes is summarized below for the years ended December 31, 1996, 1997 and 1998:

                                                                1996     1997     1998
                                                                -----    -----    -----
Statutory tax rate..........................................    34.00%   34.00%   34.00%
Increase (reduction) in tax rate resulting from:
  State income taxes, net of federal income tax benefit.....     4.44     3.61     1.94
Permanent differences:
     Non-deductible meals and entertainment.................     0.49     1.18     1.41
     Other..................................................              0.50     0.59
  Fuel credit...............................................             (1.48)   (0.86)
  Adjustments of deferred tax balances......................                       1.14
  Other.....................................................    (0.88)    1.43     0.96
                                                                -----    -----    -----
Effective tax rate..........................................    38.05%   39.24%   39.18%
                                                                =====    =====    =====

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

     Components of the provision for income taxes are as follows:

                                                             1996         1997         1998
                                                          ----------    --------    ----------
Taxes currently payable...............................    $1,498,122    $563,245    $  866,318
Deferred taxes........................................       (67,315)    197,792       373,290
                                                          ----------    --------    ----------
     Total provision for income taxes.................    $1,430,807    $761,037    $1,239,608
                                                          ==========    ========    ==========

     Deferred income taxes reflect the impact of "temporary differences" between the amounts of the assets and liabilities for financial reporting purposes and such amounts as determined by tax regulations. These temporary differences are determined in accordance with SFAS No. 109.

     The components of the net deferred tax liability at December 31, 1997 and 1998 are as follows:

                                                                   1997           1998
                                                                -----------    -----------
Deferred tax assets:
  Accounts receivable allowance.............................                   $    36,874
  Vacation accrual..........................................    $    82,037        147,840
  Net operating loss carryforwards..........................         28,116        275,804
  Other.....................................................          6,762         64,630
  AMT credit carry forward..................................                       544,400
  Contributions.............................................                        29,760
  State taxes...............................................         18,400         23,460
                                                                -----------    -----------
     Gross deferred tax assets..............................        135,315      1,122,768
                                                                -----------    -----------
  Deferred tax liabilities:
  Depreciation..............................................      2,240,574      3,970,210
  Pension...................................................        217,689        359,949
  Amortization of intangibles...............................                     2,484,296
  Other.....................................................                         1,669
                                                                -----------    -----------
     Gross deferred tax liabilities.........................      2,458,263      6,816,124
                                                                -----------    -----------
     Net deferred tax liability.............................    $(2,322,948)   $(5,693,356)
                                                                ===========    ===========
Reflected on balance sheet as follows:
  Current deferred income taxes.............................    $   100,437    $   240,617
  Noncurrent deferred income taxes..........................     (2,423,385)    (5,933,973)
                                                                -----------    -----------
     Net deferred tax liability.............................    $(2,322,948)   $(5,693,356)
                                                                ===========    ===========

     The Company had certain state net operating loss carryforwards of approximately $432,000 at December 31, 1997, as a result of the Southern Belle acquisition. These net operating losses were utilized in 1998.

     The Company had certain federal net operating loss carryforwards of approximately $811,000 at December 31, 1998 as a result of the London's acquisition. This net operating loss expires in 2018. The alternative minimum tax credit carryforwards have no expiration dates.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

10. EARNINGS PER SHARE OF COMMON STOCK:

     The Company adopted SFAS No. 128, "Earnings per Share" in the fourth quarter 1997. In accordance with the provisions of this statement, the following table sets forth the computation of earnings per share and earnings per share, assuming dilution.

                                                            FOR THE YEARS ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1996          1997          1998
                                                         ----------    ----------    ----------
Numerator:
  Earnings:
     Net income......................................    $2,329,259    $1,178,591    $1,924,659
     Deduct dividends on preferred shares............         1,986
Net income available to common shareholders..........    $2,327,273    $1,178,591    $1,924,659
                                                         ----------    ----------    ----------
Denominator:
  Shares computations:
     Weighted average common shares
     Outstanding.....................................     3,934,320     4,205,536     5,774,335
  Basic earnings per share...........................    $     0.59    $     0.28    $     0.33
                                                         ----------    ----------    ----------
  Add: Dilutive effect of outstanding options, as
     determined by the application of the treasury
     stock method....................................       179,414         1,657             0
                                                         ----------    ----------    ----------
  Weighted average common shares outstanding assuming
     dilution........................................     4,113,734     4,207,193     5,774,335
                                                         ----------    ----------    ----------
  Diluted earnings per share.........................    $     0.57    $     0.28    $     0.33
                                                         ----------    ----------    ----------

11. SEGMENT INFORMATION:

     In 1998, the Company adopted SFAS No. 131. The accounting policies of the segments are the same as those described in the "Summary of Accounting Policies." Segment data includes intersegment revenues with the elimination of intercompany profit. In addition, the Company does not allocate interest or corporate general and administrative expenses to the specific operating segment. Thus, the Company evaluates the performance of its segment based on an operating profit basis prior to charges for corporate general and administrative expenses and interest. Prior to 1998, corporate general and administrative expenses were included in segment operating profit.

     The Company is organized primarily on an operating division basis based on historical operations, product sales and geographic location. The Company operates through four divisions -- The Dairy Division, Foods Division, Southern Belle Division and London's Farm Dairy Division. All of the Company's four divisions are primarily engaged in the manufacture and distribution of dairy based products. Therefore, the Company reports under one segment referred to as "Dairy." (The Dairy Division is an operating division of the Dairy segment.) The Dairy Division, with its raw milk processing plant based in Marietta, Ohio manufactures and distributes a full line of fresh milk and related products and also distributes brand name dairy and non-dairy foods. The Foods Division, with an ultra high temperature ("UHT") plant based in Charleston, West Virginia, processes a variety of extended life products, including half-and-half, sour cream, dips, dressings, aerosol toppings, whipped cream, coffee cream, table cream, non-dairy creamers and whipped toppings. The Southern Belle Division with its raw milk processing plant in Somerset, Kentucky manufactures and distributes a full line of fresh milk and other products and also distributes dairy and non-dairy foods. The London's Farm Dairy Division, with its raw milk processing plant in Port Huron, Michigan manufactures and distributes a full line of fresh milk and other products, while its Burton, Michigan plant produces a variety of ice cream products.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

     The table below presents information about reported segments for the years ending December 31:

1998:

                                                                    DAIRY
                                                                --------------
                                                                (IN THOUSANDS)
Sales.......................................................       $188,689
Operating profit............................................       $  4,630

1997:

                                                                    DAIRY
                                                                --------------
                                                                (IN THOUSANDS)
Sales.......................................................       $ 90,883
Operating profit............................................       $  1,853

1996:

                                                                    DAIRY
                                                                --------------
                                                                (IN THOUSANDS)
Sales.......................................................       $ 87,675
Operating profit............................................       $    733

     A reconciliation of total segment sales to total consolidated sales and of total segment operating profit to total consolidated income before income taxes, for the years ended December 31, 1996, 1997 and 1998 is as follows:

SALES:

                                                                1996       1997        1998
                                                               -------    -------    --------
                                                                       (IN THOUSANDS)
Total segment sales........................................    $87,675    $90,883    $188,689
Elimination of intersegment revenue........................     (3,756)    (3,713)     (9,257)
                                                               -------    -------    --------
Consolidated Sales.........................................    $83,919    $87,170    $179,432
                                                               =======    =======    ========

OPERATING INCOME:

                                                                1996       1997        1998
                                                               -------    -------    --------
                                                                       (IN THOUSANDS)
Total operating income for reportable segments.............    $   733    $ 1,853    $  4,630
Corporate General and administrative.......................         --         --      (1,225)
Interest...................................................       (217)      (142)       (833)
Other income...............................................      3,244        229         592
                                                               -------    -------    --------
Consolidated income before income taxes....................    $ 3,760    $ 1,940    $  3,164
                                                               =======    =======    ========

12. COMMITMENTS AND CONTINGENCIES:

     The former Southern Belle Dairy Company received a Notice of Proposed Debarment dated June 1, 1994, from the USDA, in which the USDA proposed to debar the former Southern Belle Dairy Company from engaging in contracts and other transactions involving all federal agency procurement and nonprocurement programs for up

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES to three years as a result of previously settled antitrust violations by such entity. On April 18, 1995, the former Southern Belle Dairy Company entered into a Compliance Agreement in Lieu of Debarment with the USDA (the "Southern Belle Compliance Agreement"). This agreement was for a three-year period and required the former Southern Belle Dairy Company to establish and maintain a compliance program which included, among other things, the establishment of an ethics committee and formal ethics and education training for all employees. Although the Southern Belle Compliance Agreement expired on April 18, 1998, the Southern Belle Division is still operating under its terms.

     By notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar such division for a period that by regulation would not exceed three years, based on alleged breaches of the Southern Belle Compliance Agreement by the former Southern Belle Dairy Company, prior to its merger with the Company in early December 1997. The Company has challenged the USDA action in an administrative proceeding. The USDA had proposed that the Southern Belle Division and the Company enter into a new Compliance Agreement in Lieu of Debarment as a means of resolving this matter and has indicated that Southern Belle could be subject to debarment and the Company subject to suspension and debarment if they fail to enter into such proposed agreement. The Company is currently engaged in discussions with USDA with respect to this matter.

     On September 23, 1998, the USDA agreed to the Company's request that it separate the suspension and debarment proceedings against the Southern Belle Division and such similar threatened proceedings against the Company, and advised that it will pursue suspension and proposed debarment against the Southern Belle Division and the Company's settlement of civil antitrust litigation independent of each other. Accordingly, the USDA withdrew its offer to the Company of the newly proposed Compliance Agreement in Lieu of Debarment. The USDA advised that a decision on Southern Belle's suspension and debarment would be rendered by October 15, 1998, unless good cause exists to extend the determination period. Since that date, the USDA has extended that decision in successive 45-day periods with the latest notification stating the USDA's decision on Southern Belle's suspension and debarment will be rendered by April 14, 1999, unless good cause exists to extend the determination period.

     Management is unable at this time to predict the outcome of this USDA proceeding; however, if unfavorably resolved, this USDA proceeding could have a material adverse effect on the Company's financial position and results of operations.

     The Company is involved in or subject to certain other legal proceedings, including with respect to regulatory matters, which arise in the ordinary course of the Company's business. Although the Company cannot predict the outcomes of these legal proceedings, the Company's management does not believe that these actions will have a material adverse effect on the Company's financial position, results of operations or liquidity.

13. SIGNIFICANT ESTIMATES AND CONCENTRATIONS:

     The Company maintains a self-insurance program for that portion of health care, dental and vision costs not covered by insurance. The Company is liable for claims ranging from $40,000 to $75,000 annually per employee or covered participant based on the division of employment. Self-insurance costs are accrued based upon an estimate of the liability for reported claims and for claims incurred but not reported. An accrual totaling $363,900 and $475,850 has been made at December 31, 1997 and 1998, respectively.

     During 1997, the Company entered into certain agreements obligating it to purchase labels and cartons over periods ranging from two to five years. At December 31, 1998, the Company was relieved of its carton purchase commitment. Based on the Company's historical production records, these quantities do not exceed expected product requirements.

     In September 1998 the Company acquired certain intangible assets of a milk distributor. As a result of this asset purchase, the Company has agreed to a contingent payment of $125,000 based on sales volume. The

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES contingent payments, if earned, are due in the amounts of $50,000, $50,000 and $25,000 on May 14, 1999, January 9, 2000 and September 7, 2000, respectively.

     In 1998, the Company entered into an agreement to purchase certain refrigeration equipment at a cost of $319,500. At December 31, 1998 the Company had remaining purchase commitments of $286,567.

14. RELATED PARTY TRANSACTIONS:

     The Company's distribution center in Ashland, Kentucky is leased from the ADJ Corporation for $9,350 a month, subject to adjustment after April 1, 2002 based on a specified consumer price index. The lease expires on April 30, 2007. The ADJ Corporation is controlled by certain immediate family members of Mr. Marshall T. Reynolds, Chairman of the Company's Board of Directors. Lease expense was $74,800 and $112,200 for the years ended December 31, 1997 and 1998, respectively. There was no lease expense prior to May 2, 1997 for this property.

     The Company purchased office supplies from Garrison Brewer, a division of Champion Industries, controlled by Mr. Marshall T. Reynolds, Chairman of the Company's Board of Directors. Such purchases totaled $50,000 and $76,900 in 1997 and 1998, respectively. There were no purchases in 1996.

     The Company also purchased office supplies and printing services from Chapman Printing Company, another division of Champion Industries. Such purchases totaled $57,000 and $53,400 in 1997 and 1998, respectively. There were no purchases in 1996.

     The Company purchased equipment for plant and building repairs from Hooten Equipment. Mr. Charles R. Hooten, Jr., a member of the Company's Board of Directors, serves as President of Hooten Equipment Company. Such purchases totaled $32,000 and $108,100 in 1997 and 1998, respectively. There were no purchases in 1996.

     The Company received legal services from Theisen, Brock, Frye, Erb & Leeper Company. Mr. Paul Theisen, a member of the Company's Board of Directors was the President and director of the law firm prior to January 1, 1998. Mr. Theisen currently serves in an of counsel capacity. Such services totaled $23,000, $45,000 and $36,200 for the years ended December 31, 1996, 1997 and 1998, respectively.

     The Company leases certain property from members of the Broughton family and related trusts established by the Broughton family. Such rental expense totaled $36,100, $50,200 and $51,700 for the years ended December 31, 1996, 1997 and 1998, respectively.

15. EVENTS AFFECTING SHAREHOLDERS' EQUITY:

     The Company was authorized to issue two classes of common stock, designated nonvoting Class A and voting Class B common stock. In February 1997, the shareholders elected to convert all nonvoting common stock to one class of voting common stock. In August 1997, the Company increased the number of authorized shares of common stock to 10,000,000 shares and amended the Company's articles of incorporation to eliminate and delete all reference to and cease to authorize a class of cumulative preferred stock.

     On August 27, 1997, the Company's Board of Directors authorized a thirty-share-for-one-share common stock split in the form of a common stock dividend payable to shareholders of record on September 9, 1997. The effects of the above changes in the common stock of the Company have been applied to all periods presented.

     The Company had 310 shares of 6% cumulative preferred stock outstanding at December 31, 1996. These shares were subject to redemption by the Company at $110 per share. On May 28, 1997, the Company's Board of Directors authorized these shares to be redeemed at $110 per share plus accumulated dividends. All shares were redeemed by June 30, 1997.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

16. ACQUISITIONS:

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

     The acquisition was accounted for by the purchase method, and accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon their fair values at the date of acquisition. The fair values of these assets are summarized as follows:

Current assets..............................................    $ 6,146,828
Property, plant and equipment...............................     10,064,205
Other assets................................................        319,936
Excess of cost over net assets..............................      1,736,805
Current liabilities.........................................     (6,959,126)
Debt, long-term portion.....................................     (4,088,853)
Deferred taxes, net.........................................     (1,860,271)
                                                                -----------
                                                                $ 5,359,524
                                                                ===========

     The Company is amortizing goodwill from the Southern Belle acquisition over a period of 40 years.

     The purchase price includes $5,000,000 of cash and stock paid to former Southern Belle shareholders and $359,524 of related acquisition costs.

     On May 29, 1998, the Company purchased LFD Holding Corp. and its wholly-owned subsidiary, London's Farm Dairy, Inc. (collectively referred to as "London's") of Port Huron, Michigan. Total acquisition costs were $19,166,519. LFD Holding Corp. is a wholly-owned subsidiary of the Company.

     The acquisition was accounted for by the purchase method, and accordingly, the acquisition costs have been allocated to the assets and liabilities acquired based upon their estimated fair values at the date of acquisition. The estimated fair values of these assets are summarized as follows:

Current assets..............................................    $ 7,479,863
Property, plant and equipment...............................     10,694,747
Other assets................................................        279,891
Excess of costs over net assets.............................     11,898,086
Current liabilities.........................................     (6,343,142)
Other liabilities...........................................     (1,607,551)
Debt, long-term portion.....................................       (238,257)
Deferred taxes, net.........................................     (2,997,118)
                                                                -----------
                                                                $19,166,519
                                                                ===========

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

     Tradename, distribution network, workforce and goodwill are being amortized over the following estimated useful lives on a straight-line basis:

                                                                LIFE      AMOUNT
                                                                ----    -----------
Tradename...................................................     40     $ 5,500,000
Distribution network........................................     40       2,700,000
Workforce...................................................     23         760,000
Goodwill....................................................     40       2,938,086
                                                                        -----------
                                                                        $11,898,086
                                                                        ===========

     The following table summarizes the unaudited consolidated pro forma results of operations and pro forma earnings per share for the years ended December 31, 1997 and 1998 assuming the Southern Belle and London's acquisition had occurred at January 1, 1997.

                                                                  1997        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Revenues....................................................    $203,471    $201,840
Net income..................................................         995         694
Diluted earnings per share..................................    $   0.23    $   0.12
Diluted weighted average shares outstanding.................       4,364       5,774

     The consolidated pro forma results of operations and pro forma earnings per share do not represent the Company's actual results of operations, nor do they purport to predict or indicate the Company's financial position or results of operations at any future date or for any future period, and they are not necessarily indicative of the results that would have been obtained had the companies been combined during the periods indicated.

17. PROPOSED MERGER WITH SUIZA FOODS CORPORATION:

     On September 11, 1998, the Company announced that it had executed an Agreement and Plan of Merger with Suiza Foods Corporation ("Suiza") a Delaware corporation and Suiza Foods Acquisition Corp. ("Merger Sub"), an Ohio corporation and wholly owned subsidiary of Suiza dated September 10, 1998 (the "Agreement"), providing for the merger of the Company with Merger Sub, with each Company share being exchanged for the sum of Nineteen Dollars ($19.00) cash. Consummation of the merger is conditioned upon satisfaction of all conditions contained in the Agreement. If the merger is consummated, the Company will become a wholly-owned subsidiary of Suiza. On September 10, 1998, 5,774,335 shares of Company common stock were issued and outstanding. The Agreement was approved by Company shareholders at a special meeting held on December 4, 1998.

     On January 18, 1999 the Company announced that Suiza and the Company had executed an amendment to the Agreement.

     The amended Agreement, dated January 18, 1999, extends from December 31, 1998 to April 15, 1999 the date on which either party may terminate the amended Agreement if the merger has not been completed on such date. A related Stock Purchase Agreement dated January 18, 1999 between Suiza, the Company and eight shareholders of the Company provides that at completion of the merger, those shareholders will sell Two Million (2,000,000) Company shares to Suiza, and will receive, in lieu of the $19.00 per share cash merger consideration, the cash sum of $10.00 per Company share, without interest, plus the right to receive up to an additional $9.00 per share if certain earnings and performance goals are met between the date of the merger and March 31, 2000.

     Subject to satisfaction of all conditions contained in the Agreement and Plan of Merger, as amended, and the Stock Purchase Agreement, the parties agreed to complete the merger on March 31, 1999.

                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES

     On March 18, 1999 the United States District court for the Eastern District of Kentucky, London Division, entered a temporary restraining order enjoining Suiza, the Company and all persons acting on their behalf from consummating, directly or indirectly, their proposed merger, or implementing any other plan or agreement by which Suiza and the Company, or any part of them would combine under common ownership or control. Earlier the same day, the United States Department of Justice Antitrust Division ("DOJ") filed a Motion for Temporary Restraining Order ("TRO"), Motion for Preliminary Injunction and a Complaint in seeking to enjoin the proposed acquisition of the Company by Suiza. The DOJ alleged that competition in the production and sale of school milk in South Central Kentucky school districts would be substantially lessened as a result of the proposed transaction.

     By terms of the Court's order, the TRO shall remain in effect until such time as the Court addresses the DOJ's Motion for Preliminary Injunction. Suiza and the Company independently concluded and agreed not to contest the motion for TRO. Suiza and the Company continue to review their options for responding to the DOJ's action.