Form 10-Q
period 1999-03-31
BROUGHTON FOODS CO
filed 1999-05-06
CIK 1046676

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                            ------------------------

           [ x ] Quarterly Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                      For the period ended March 31, 1999

                                       or

           [   ] Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
             For the transition period from _________ to _________

                         Commission file number 0-23429
                                                -------

                            BROUGHTON FOODS COMPANY
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         Ohio                              31-4135-025
      ------------------------------------------       -------------------
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)             Identification No.)

                210 N. Seventh Street
                     P.O. Box 656
                    Marietta, Ohio                            45750
      ------------------------------------------       -------------------
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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 5,774,335 shares of the
                  Company's Common Stock ($1.00 par value) were
                        outstanding as of April 30, 1999.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements:
          Consolidated Balance Sheets
           December 31, 1998 and March 31, 1999
          Consolidated Statements of Operations
           Three Months Ended March 31, 1998 and 1999
          Consolidated Statements of Cash Flows
           Three Months Ended March 31, 1998 and 1999
          Notes to Consolidated Financial Statements

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

PART I.  FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS


                    BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS

                                                     DECEMBER 31,        MARCH 31,
                                                         1998              1999
                                                     ------------      ------------
Current assets:
     Cash and cash equivalents                       $ 4,278,208       $ 5,610,681
     Accounts receivable, less allowance for
     doubtful accounts of $652,000 and
     $721,000 at December 31, 1998
      and March 31, 1999, respectively                18,437,190        17,330,234
     Inventories                                       5,982,717         6,721,399
     Prepaid expenses                                  1,249,943           980,555
     Refundable income taxes                             577,037           731,619
     Deferred income taxes                               240,617           240,617
                                                     -----------       -----------
        Total current assets                          30,765,712        31,615,105
                                                     -----------       -----------

Property, plant and equipment, at cost:
     Buildings and land improvements                  11,051,586        11,066,416
     Machinery and equipment                          24,718,705        25,174,021
     Leasehold improvements                              198,760           198,760
     Assets under construction                         1,986,190         2,057,487
                                                     -----------       -----------
                                                      37,955,241        38,496,684
        Less accumulated depreciation and
          amortization                                11,477,024        12,145,789
                                                     -----------       -----------
                                                      26,478,217        26,350,895
     Land                                              2,818,418         2,818,418
                                                     -----------       -----------
                                                      29,296,635        29,169,313
                                                     -----------       -----------

Intangible assets, net of accumulated
 amortization of $332,770 and $439,283
 at December 31, 1998 and
 March 31, 1999, respectively                         13,739,121        13,632,608
Other assets                                             770,026           765,632
Prepaid pension costs                                    604,361           604,361
                                                     -----------       -----------
                                                      15,113,508        15,002,601
                                                     -----------       -----------

         Total assets                                $75,175,855       $75,787,019
                                                     ===========       ===========


                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                    DECEMBER 31,    MARCH 31,
                                                        1998          1999
                                                   ------------  --------------
Current liabilities:
     Accounts payable                               $10,627,996      $11,919,144
     Accrued expenses and other                       2,681,903        2,837,815
     Current installments on  debt                      554,420       16,075,792
                                                     ----------       ----------
        Total current liabilities                    13,864,319       30,832,751
                                                     ----------       ----------

Term Debt, net of current installments               19,363,574        3,787,317
Deferred income taxes                                 5,933,973        5,933,973
Other                                                 1,967,476        1,933,168
Commitments and contingencies
Shareholders' equity:
     Common stock, $1 par value; 10,000,000           6,314,575        6,314,575
       shares authorized, 6,314,575 shares
       issued at December 31, 1998
       and March 31, 1999
     Additional paid-in capital                      20,482,702       20,482,702
     Retained earnings                                7,756,960        7,010,257
                                                     ----------       ----------
                                                     34,554,237       33,807,534
     Less 540,240 shares of common stock in
       treasury, at cost                                507,724          507,724
                                                     ----------       ----------

Total shareholders' equity                           34,046,513       33,299,810
                                                     ----------       ----------

Total liabilities and shareholders'
equity                                              $75,175,855      $75,787,019
                                                     ==========       ==========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                THREE MONTHS ENDED MARCH 31,
                                                  1998                 1999
                                            ---------------       --------------
Net sales                                     $ 34,751,119         $ 49,704,027
Cost of sales                                   27,130,177           41,250,214
                                              ------------         ------------
     Gross profit                                7,620,942            8,453,813
Operating costs and expenses:
   Selling and distribution                      5,747,480            7,643,927
   General and administrative
    expenses                                       887,895            1,761,875
                                              ------------         ------------
                                                 6,635,375            9,405,802
                                              ------------         ------------

Income (loss) from operations                      985,567            (951,989)
Other income (expense):
   Other income, net                                13,964               14,172
   Interest income                                 145,517               78,327
   Interest expense                                (1,626)            (364,611)
                                              ------------         ------------
                                                   157,855            (272,112)
                                              ------------         ------------

Income (loss) before income taxes                1,143,422          (1,224,101)
Total income tax expense (benefit)                 443,027            (477,398)
                                              ------------         ------------
Net income (loss)                             $    700,395           ($746,703)
                                              ============         ============

Earnings (loss) per common share:
   Basic                                      $       0.12              ($0.13)
                                              ============         ============
   Diluted                                    $       0.12              ($0.13)
                                              ============         ============
Shares used in computing earnings
 (loss) per common share:

   Basic                                         5,774,335            5,774,335
                                              ============         ============
   Diluted                                       5,774,335            5,774,335
                                              ============         ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         THREE MONTHS ENDED MARCH 31,
                                                            1998              1999
                                                         ----------        ----------
Cash flows from operating activities:
     Net income (loss)                                   $   700,395       ($746,703)
     Adjustments to reconcile net income
        (loss) to net cash provided by
        operating activities:
        Depreciation and amortization                        434,416          851,644
        Bad debt expense                                      12,000           73,004
        Gain on disposal of property, plant
        and equipment                                        (7,500)          (2,099)
        Change in deferred gain on sale of
          fixed assets                                       (9,099)          (9,096)
        Change in assets and liabilities:
           Accounts receivable                               534,291        1,033,952
           Inventories                                     (238,644)        (738,682)
           Prepaid expenses                                 (39,909)          269,388
           Refundable income taxes                           230,775        (154,582)
           Other assets                                    (140,938)         (32,594)
           Prepaid and accrued pension costs               (217,291)              ---
           Accounts payable                              (1,002,935)        1,291,148
           Accrued expenses and other                       (43,466)          155,912
           Income taxes payable                              180,252
           Other long-term liabilities                           ---         (25,212)
                                                         -----------       ----------
               Total adjustments                           (308,048)        2,712,783
                                                         -----------       ----------
     Net cash provided by operating activities               392,347        1,966,080
                                                         -----------       ----------

Cash flows from investing activities:
     Proceeds from disposal of property,
       plant and equipment                                   383,500           16,686
     Proceeds from termination of officer's
       life insurance policy                                 197,775              ---
     Purchases of property, plant and
       equipment                                         (1,114,903)        (595,408)
                                                         -----------       ----------
     Net cash used in investing activities                 (533,628)        (578,722)
                                                         -----------       ----------

Cash flows from financing activities:
     Payments on term debt                                   (5,311)         (54,885)
     Dividends paid                                        (288,717)              ---
                                                         -----------       ----------
     Net cash used in financing activities                 (294,028)         (54,885)
                                                         -----------       ----------
     Net (decrease) increase in cash and
       cash equivalents                                    (435,309)        1,332,473

CONTINUED,

                   BROUGHTON FOODS COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         THREE MONTHS ENDED MARCH 31,
                                                             1998         1999
                                                           ----------   ----------
     Cash and cash equivalents,
       beginning of period                                  9,633,184    4,278,208
                                                           ----------   ----------
     Cash and cash equivalents,
       end of period                                       $9,197,875   $5,610,681
                                                           ==========   ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                              $1,643     $364,611
                                                           ==========   ==========
         Income taxes                                             ---       $9,831
                                                           ==========   ==========
Supplemental disclosure of noncash investing
  and financing activities:
     The Company declared a $.05 per share
       dividend on February 25, 1998 to
       shareholders of record on March 27,
       1998, payable on April 9, 1998.                       $288,717
                                                           ==========

     The Company recorded a deferred gain
       in February 1998 as a result of a
       sale leaseback of certain equipment.                  $181,958
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

A summary of the Company's significant accounting policies is presented on pages F-9 to F-11 of its 1998 Annual Report on Form 10-K. Users of financial information produced for interim periods are encouraged to refer to the footnotes contained in the Annual Report on Form 10-K when reviewing interim financial results. There has been no material change in the accounting policies followed by the Company during 1999, except as described below.

In the opinion of management, the accompanying interim financial statements contain all material adjustments, consisting only of normal recurring adjustments, necessary to present fairly the unaudited consolidated financial position, results of operations and cash flows of Broughton Foods Company ("the Company" or "Broughton") and subsidiaries for interim periods.

Effective January 1, 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP requires that certain external costs and internal payroll and payroll-related costs be capitalized during the application development and implementation stages of a software development project and amortized over the software's useful life. Additionally, the Company adopted SOP 98-5, "Reporting on the Costs of Start-up Activities." The SOP requires that entities expense start-up costs and organization costs as they are incurred. The adoption of these pronouncements did not have a material impact on the Company's presentation of financial statements for the period ended March 31, 1999.

2.  INVENTORIES

Inventories are valued at the lower of cost or market with cost determined on the first-in, first-out ("FIFO") method using standard costs which approximate actual. The major components of inventory at December 31, 1998 and March 31, 1999 were as follows:

                                       DECEMBER 31,          MARCH 31,
                                          1998                  1999
                                     ---------------      ----------------
Raw products and finished goods          $3,458,923            $4,088,074
Ingredients                                 679,726               772,522
Warehouse, packaging supplies and
other                                     1,844,068             1,860,803
                                     ---------------      ----------------
                                         $5,982,717            $6,721,399
                                     ===============      ================


3.  DEBT

The Company has an uncollateralized line of credit of $4.0 million with a Bank. Interest on this line of credit is .25 percentage points under the highest prime rate as published by the Wall Street Journal.

On March 30, 1998, the Company finalized an agreement with a Bank to provide for two additional credit facilities, in addition to the Company's $4.0 million line of credit agreement with another bank. The first facility provides for a $15.0 million line of credit with interest at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this agreement are uncollateralized and the Company pays a commitment fee on unused borrowings ranging from .20% to .35 %. The principal is payable in full on March 30, 2000, with monthly interest-only payments. The second facility is a $5.0 million uncollateralized capital expenditure line of credit at either the Bank's prime rate or LIBOR plus a margin. The borrowings under this commitment provide for monthly interest-only payments for one year, converting to term debt to be paid over seven years.

On February 23, 1999 the Company amended its credit agreement regarding the $15.0 million line of credit and $5.0 million uncollateralized capital expenditure line of credit. As a result of this amendent, certain terms and covenants in the credit agreement have been modified.

The most restrictive covenants under these agreements are the maintenance of a maximum funded debt to Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio, a minimum tangible net worth, a minimum Earnings Before Interest and Taxes (EBIT) to interest expense ratio and a cashflow coverage ratio.

The Company had $19,336,230 outstanding under its revolving credit facilities at March 31, 1999.

4.  SEGMENT INFORMATION:

In 1998, the Company adopted SFAS No. 131. Segment data includes intersegment revenues with the elimination of intercompany profit. In addition, the Company does not allocate interest or corporate general and administrative expenses to the specific operating segment. Thus, the Company evaluates the performance of its segment based on an operating profit basis prior to charges for corporate general and administrative expenses and interest.

The Company is organized primarily on an operating division basis based on historical operations, product sales and geographic location. The Company operates through four divisions--The Dairy Division, Foods Division, Southern Belle Division and London's Farm Dairy Division. All of the Company's four divisions are primarily engaged in the manufacture and distribution of dairy based products. Therefore, the Company reports under one segment referred to as "Dairy." (The Dairy Division is an operating division of the Dairy segment.) The Dairy Division, with its raw milk processing plant based in Marietta, Ohio manufactures and distributes a full line of fresh milk and related products and also distributes brand name dairy and non-dairy foods. The Foods Division, with an ultra high temperature ("UHT") plant based in Charleston, West Virginia, processes a variety of extended life products, including half-and-half, sour cream, dips, dressings, aerosol toppings, whipped cream, coffee cream, table cream, non-dairy creamers and whipped toppings. The Southern Belle Division with its raw milk processing plant in Somerset, Kentucky manufactures and distributes a full line of fresh milk and other products and also distributes dairy and non-dairy foods. The London's Farm Dairy Division, with its raw milk processing plant in Port Huron, Michigan manufactures and distributes a full line of fresh milk and other products, while its Burton, Michigan plant produces a variety of ice cream products.

The table below presents information about reported segments for the three months ended March 31, 1998 and 1999, respectively:

                                  Three Months Ended March
                                     31, (in thousands)

       Dairy                           1998            1999
       -----                           ----            ----
       Sales                         $37,467         $52,134
       Operating income (loss)        $1,131          ($578)

A reconciliation of total segment sales to total consolidated sales and of total segment operating income (loss) to total consolidated income (loss) before income taxes, for the three months ended March 31, 1998 and 1999, respectively is as follows:


                                             Three Months Ended March
                                                31, (in thousands)

        SALES:                                    1998            1999
                                                  ----            ----

        Total segment sales                      $37,467         $52,134
        Elimination of intersegment
          revenue                                (2,716)         (2,430)
                                             ------------     -----------

        Consolidated Sales                       $34,751         $49,704
                                             ============     ===========

        OPERATING INCOME (LOSS):

        Total operating income (loss)
         from reportable segments                 $1,131          ($578)
        Corporate General and
         administrative                            (145)           (373)
        Interest                                     (2)           (365)
        Other income                                 159              92
                                             ------------     -----------

        Consolidated income (loss) before
          income taxes                            $1,143         ($1,224)
                                             ============     ===========


5.  COMMITMENTS AND CONTINGENCIES

The former Southern Belle Dairy Company received a Notice of Proposed Debarment dated June 1, 1994, from the USDA, in which the USDA proposed to debar the former Southern Belle Dairy Company from engaging in contracts and other transactions involving all federal agency procurement and nonprocurement programs for up to three years as a result of previously settled antitrust violations by such entity. On April 18, 1995, the former Southern Belle Dairy Company entered into a Compliance Agreement in Lieu of Debarment with the USDA (the "Southern Belle Compliance Agreement"). This agreement was for a three-year period and required the former Southern Belle Dairy Company to establish and maintain a compliance program which included, among other things, the establishment of an ethics committee and formal ethics and education training for all employees. Although the Southern Belle Compliance Agreement expired on April 18, 1998, the Southern Belle Division continued to operate under its terms until the debarment notification described below.

By notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar such division for a period that by regulation would not exceed three years, based on alleged breaches of the Southern Belle Compliance Agreement by the former Southern Belle Dairy Company, prior to its merger with the Company in early December 1997. The Company challenged the USDA action in an administrative proceeding. The USDA had proposed that the Southern Belle Division and the Company enter into a new Compliance Agreement in Lieu of Debarment as a means of resolving this matter and had indicated that Southern Belle could be subject to debarment and the Company subject to suspension and debarment if they failed to enter into such proposed agreement.

On September 23, 1998, the USDA agreed to the Company's request that it separate the suspension and debarment proceedings against the Southern Belle Division and such similar threatened proceedings against the Company, and advised that it would pursue suspension and proposed debarment against the Southern Belle Division and the Company, based on the Company's settlement of civil antitrust litigation independent of each other. Accordingly, the USDA withdrew its offer to the Company of the newly proposed Compliance Agreement in Lieu of Debarment. The USDA advised that a decision on Southern Belle's suspension and debarment would be rendered by October 15, 1998, unless good cause exists to extend the determination period. Since that date, the USDA extended that decision in successive 45-day periods.

On April 7, 1999, the USDA advised that it had debarred the Southern Belle Division of Broughton from federal procurement and non-procurement programs for a period of three years, effective from December 31, 1997. During the period of debarment, Southern Belle is excluded generally from engaging in contracts and other transactions involving federal procurement and federal non-procurement programs governmentwide, unless an agency head or other authorized designee grants an exception with respect to a particular transaction.

Broughton is currently considering its options with respect to the Southern Belle Division debarment, including whether or not to appeal the debarment decision.

The USDA also notified Broughton on April 7, 1999, by notice dated and effective March 31, 1999, that the USDA had suspended Broughton, and is proposing to debar Broughton from engaging in contracts and other transactions involving federal non-procurement transactions, with the effect that Broughton is excluded generally from engaging in contracts and other transactions involving both federal non-procurement and federal procurement programs governmentwide during the period of the suspension. The proposed debarment of Broughton, if ordered, would remain in effect for a period commensurate with the USDA's determination of the seriousness of the alleged cause, generally by regulation not to exceed three years. The suspension and proposed debarment is based upon Broughton's delivery to several schools of half-pint containers of fluid milk which allegedly failed to contain the minimum required quantities of fluid milk, and the alleged failure of such containers of milk to meet net content labeling or contract requirements.

Broughton intends to oppose the suspension and proposed debarment of Broughton through the administrative process. Broughton's management is unable at this time to predict the outcome of the USDA proceedings or their effect on Broughton's financial position and results of operations. However, neither the Southern Belle Division debarment nor the Broughton suspension preclude the performance of contracts existing at the time of debarment or suspension. Further, under existing USDA regulations, neither debarment nor suspension preclude the Southern Belle Division or Broughton from obtaining and performing contracts awarded under federal non-procurement programs administered by the USDA Food and Nutrition Service and valued under $100,000 unless an exception is granted by the agency.

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

6.  PROPOSED MERGER WITH SUIZA FOODS CORPORATION

On September 11, 1998, the Company announced that it had executed an Agreement and Plan of Merger with Suiza Foods Corporation ("Suiza") a Delaware corporation and Suiza Foods Acquisition Corp. ("Merger Sub"), an Ohio corporation and wholly owned subsidiary of Suiza dated September 10, 1998 (the "Agreement"), providing for the merger of Broughton with Merger Sub, with each Broughton share being exchanged for the sum of Nineteen Dollars ($19.00) cash. Consummation of the merger was conditioned upon satisfaction of all conditions contained in the Agreement. If the merger is consummated, Broughton will become a wholly-owned subsidiary of Suiza. On September 10, 1998, 5,774,335 shares of Broughton common stock were issued and outstanding. The Agreement was approved by Broughton shareholders at a special meeting held on December 4, 1998.

On January 18, 1999 Broughton announced that Suiza and Broughton had executed an Amendment No. 1 to the Merger Agreement.

That Amendment No. 1 to the Merger Agreement, dated January 18, 1999, extended from December 31, 1998 to April 15, 1999 the date on which either party could terminate the Merger Agreement (as amended) if the Merger had not been completed on such date. A related Stock Purchase Agreement dated January 18, 1999 between Suiza, the Company and the Inside Shareholders provided that at completion of the Merger, those Inside Shareholders would sell Two Million (2,000,000) Company Shares to Suiza, and would receive, in lieu of the $19.00 per Share cash merger consideration, the cash sum of $10.00 per share, without interest, plus the right to receive up to an additional $9.00 per share if certain earnings and performance goals were met between the date of the Merger and March 31, 2000. The Inside Shareholders, all of whom are either Company directors or related parties, proposed this arrangement in response to Suiza's concern with Broughton's financial performance since the September 11, 1998 announcement of the proposed Merger, in an effort to ensure performance and consummation of the Merger Agreement by Suiza.

Subject to satisfaction of all conditions contained in the Agreement and Plan of Merger, as amended, and the Stock Purchase Agreement, the parties agreed to complete the merger on March 31, 1999.

On March 18, 1999 the United States Department of Justice Antitrust Division ("DOJ") filed a Motion for Temporary Restraining Order ("TRO"), Motion for Preliminary Injunction and a Complaint in the United States District Court for the Eastern District of Kentucky, London Division, seeking to enjoin the proposed acquisition of the Company by Suiza. The DOJ alleged that competition in the production and sale of school milk in certain South Central Kentucky school districts would be substantially lessened as a result of the proposed transaction. On March 18, 1999 the court entered a TRO enjoining Suiza, the Company and all persons acting on their behalf from consummating, directly or indirectly, the proposed Merger, or implementing any other plan or agreement by which Suiza and the Company, or any part of them would combine under common ownership or control.

On April 28, 1999, the Company and Suiza reached an agreement with the DOJ to settle the civil antitrust lawsuit brought by the DOJ against the Company and Suiza. The proposed settlement will allow Suiza to complete the proposed merger with Broughton, conditioned upon Suiza's agreement to later sell the business conducted at Broughton's Southern Belle Dairy based in Pulaski County, Kentucky. The proposed settlement is subject to approval by the U.S. District Judge for the Eastern District of Kentucky London Division where the DOJ's antitrust lawsuit is currently pending. Before finally approving the settlement, the court must submit the proposed settlement for public comment for a period of 60 days, but the parties may close the merger prior to final approval of the settlement. Pursuant to the proposed settlement, Suiza will agree to sell the Southern Belle Dairy to a buyer acceptable to the DOJ within six months after the settlement agreement is filed with the court, or five days after entry by the court of the final judgment, whichever is later.

As a result of the requirements of the proposed settlement agreement, Suiza and Broughton have entered into an amendment to the September 1998 Agreement and Plan of Merger between Suiza and Broughton. The amendment lowers the consideration to be received by all Broughton stockholders (other than five directors of Broughton and certain of their affiliates who are parties to a separate stock purchase agreement with Suiza) from $19 cash per share to $16.50 cash per share. Pursuant to an amendment to the stock purchase agreement with the five Broughton directors and certain of their affiliates, the five Broughton directors and their affiliates will sell an aggregate of 2 million Broughton shares to Suiza for $11.25 per share, plus the contingent right to receive $1.25 per share if certain conditions are satisfied. The amendment to the Agreement and Plan of Merger is subject to the approval of Broughton's stockholders.

Assuming all conditions to closing are satisfied, Suiza and Broughton anticipate closing the proposed acquisition on May 31, 1999. Either party may terminate the amended merger agreement if the transaction is not closed by June 30, 1999.

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

The Company completed the acquisition of London's Farm Dairy on May 29, 1998. As a result of the London's acquisition, the Company had an increase in sales, cost of sales and operating expenses for the second, third and fourth quarters of 1998 and the first quarter 1999. As a result of the acquisition of London's, the Company expected to take a number of actions intended to integrate the operations of London's with the Company's existing operations and to reduce overall selling, general and administrative expenses. London's previously purchased certain products from outside suppliers, including UHT products, cottage cheese and plastic pints, each of which can be supplied by the Company at an anticipated savings. The acquisition is expected to provide the Company with an additional source of butterfat for the Company's Foods Division during certain peak periods of the year. London's operates an ice cream plant in Burton, Michigan, and it is anticipated that additional internal ice cream production needs will be converted to this plant for the Company as a whole, thereby better utilizing internal equipment and production capacity. There can be no assurance that the Company will be successful in integrating the operations of London's and realizing the anticipated cost savings. Among the factors that might affect the Company's ability to integrate the operations of London's and realize anticipated cost savings include the Company's ability to distribute London's products to other Company divisions in a cost-effective manner, London's ability to realize an increase in plastic pint sales and the Company's ability to develop uniform standards for ice cream production across its plants.

The Company began discussions with Suiza in May of 1998 regarding a possible business combination and as a result of the proposed merger with Suiza Foods, announced on September 11, 1998, the Company has been delayed in integrating the operations of London's and completing the integration of Southern Belle.

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

The former Southern Belle Dairy Company received a Notice of Proposed Debarment dated June 1, 1994, from the USDA, in which the USDA proposed to debar the former Southern Belle Dairy Company from engaging in contracts and other transactions involving all federal agency procurement and nonprocurement programs for up to three years as a result of previously settled antitrust violations by such entity. On April 18, 1995, the former Southern Belle Dairy Company entered into a Compliance Agreement in Lieu of Debarment with the USDA (the "Southern Belle Compliance Agreement"). This agreement was for a three-year period and required the former Southern Belle Dairy Company to establish and maintain a compliance program which included, among other things, the establishment of an ethics committee and formal ethics and education training for all employees. Although the Southern Belle Compliance Agreement expired on April 18, 1998, the Southern Belle Division continued to operate under its terms until the debarment notification described below.

By notice dated December 31, 1997, the USDA suspended the Southern Belle Division from federal procurement and nonprocurement programs and proposed to debar such division for a period that by regulation would not exceed three years, based on alleged breaches of the Southern Belle Compliance Agreement by the former Southern Belle Dairy Company, prior to its merger with the Company in early December 1997. The Company challenged the USDA action in an administrative proceeding. The USDA had proposed that the Southern Belle Division and the Company enter into a new Compliance Agreement in Lieu of Debarment as a means of resolving this matter and had indicated that Southern Belle could be subject to debarment and the Company subject to suspension and debarment if they failed to enter into such proposed agreement.

On September 23, 1998, the USDA agreed to the Company's request that it separate the suspension and debarment proceedings against the Southern Belle Division and such similar threatened proceedings against the Company, and advised that it would pursue suspension and proposed debarment against the Southern Belle Division and the Company, based on the Company's settlement of civil antitrust litigation independent of each other. Accordingly, the USDA withdrew its offer to the Company of the newly proposed Compliance Agreement in Lieu of Debarment. The USDA advised that a decision on Southern Belle's suspension and debarment would be rendered by October 15, 1998, unless good cause exists to extend the determination period. Since that date, the USDA extended that decision in successive 45-day periods.

On April 7, 1999, the USDA advised that it had debarred the Southern Belle Division of Broughton from federal procurement and non-procurement programs for a period of three years, effective from December 31, 1997. During the period of debarment, Southern Belle is excluded generally from engaging in contracts and other transactions involving federal procurement and federal non-procurement programs governmentwide, unless an agency head or other authorized designee grants an exception with respect to a particular transaction.

Broughton is currently considering its options with respect to the Southern Belle Division debarment, including whether or not to appeal the debarment decision.

The USDA also notified Broughton on April 7, 1999, by notice dated and effective March 31, 1999, that the USDA had suspended Broughton, and is proposing to debar Broughton from engaging in contracts and other transactions involving federal non-procurement transactions, with the effect that Broughton is excluded generally from engaging in contracts and other transactions involving both federal non-procurement and federal procurement programs governmentwide during the period of the suspension. The proposed debarment of Broughton, if ordered, would remain in effect for a period commensurate with the USDA's determination of the seriousness of the alleged cause, generally by regulation not to exceed three years. The suspension and proposed debarment is based upon Broughton's delivery to several schools of half-pint containers of fluid milk which allegedly failed to contain the minimum required quantities of fluid milk, and the alleged failure of such containers of milk to meet net content labeling or contract requirements.

Broughton intends to oppose the suspension and proposed debarment of Broughton through the administrative process. Broughton's management is unable at this time to predict the outcome of the USDA proceedings or their effect on Broughton's financial position and results of operations. However, neither the Southern Belle Division debarment nor the Broughton suspension preclude the performance of contracts existing at the time of debarment or suspension. Further, under existing USDA regulations, neither debarment nor suspension preclude the Southern Belle Division or Broughton from obtaining and performing contracts awarded under federal non-procurement programs administered by the USDA Food and Nutrition Service and valued under $100,000 unless an exception is granted by the agency.

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

On September 11, 1998, the Company announced that it had executed an Agreement and Plan of Merger with Suiza Foods Corporation ("Suiza") a Delaware corporation and Suiza Foods Acquisition Corp. ("Merger Sub"), an Ohio corporation and wholly owned subsidiary of Suiza dated September 10, 1998 (the "Agreement"), providing for the merger of Broughton with Merger Sub, with each Broughton share being exchanged for the sum of Nineteen Dollars ($19.00) cash. Consummation of the merger was conditioned upon satisfaction of all conditions contained in the Agreement. If the merger is consummated, Broughton will become a wholly-owned subsidiary of Suiza. On September 10, 1998, 5,774,335 shares of Broughton common stock were issued and outstanding. The Agreement was approved by Broughton shareholders at a special meeting held on December 4, 1998.

On January 18, 1999 Broughton announced that Suiza and Broughton had executed an Amendment No. 1 to the Merger Agreement.

That Amendment No. 1 to the Merger Agreement, dated January 18, 1999, extended from December 31, 1998 to April 15, 1999 the date on which either party could terminate the Merger Agreement (as amended) if the Merger had not been completed on such date. A related Stock Purchase Agreement dated January 18, 1999 between Suiza, the Company and the Inside Shareholders provided that at completion of the Merger, those Inside Shareholders would sell Two Million (2,000,000) Company Shares to Suiza, and would receive, in lieu of the $19.00 per Share cash merger consideration, the cash sum of $10.00 per share, without interest, plus the right to receive up to an additional $9.00 per share if certain earnings and performance goals were met between the date of the Merger and March 31,

2000. The Inside Shareholders, all of whom are either Company directors or related parties, proposed this arrangement in response to Suiza's concern with Broughton's financial performance since the September 11, 1998 announcement of the proposed Merger, in an effort to ensure performance and consummation of the Merger Agreement by Suiza.

Subject to satisfaction of all conditions contained in the Agreement and Plan of Merger, as amended, and the Stock Purchase Agreement, the parties agreed to complete the merger on March 31, 1999.

On March 18, 1999 the United States Department of Justice Antitrust Division ("DOJ") filed a Motion for Temporary Restraining Order ("TRO"), Motion for Preliminary Injunction and a Complaint in the United States District Court for the Eastern District of Kentucky, London Division, seeking to enjoin the proposed acquisition of the Company by Suiza. The DOJ alleged that competition in the production and sale of school milk in certain South Central Kentucky school districts would be substantially lessened as a result of the proposed transaction. On March 18, 1999 the court entered a TRO enjoining Suiza, the Company and all persons acting on their behalf from consummating, directly or indirectly, the proposed Merger, or implementing any other plan or agreement by which Suiza and the Company, or any part of them would combine under common ownership or control.

On April 28, 1999, the Company and Suiza reached an agreement with the DOJ to settle the civil antitrust lawsuit brought by the DOJ against the Company and Suiza. The proposed settlement will allow Suiza to complete the proposed merger with Broughton, conditioned upon Suiza's agreement to later sell the business conducted at Broughton's Southern Belle Dairy based in Pulaski County, Kentucky. The proposed settlement is subject to approval by the U.S. District Judge for the Eastern District of Kentucky London Division where the DOJ's antitrust lawsuit is currently pending. Before finally approving the settlement, the court must submit the proposed settlement for public comment for a period of 60 days, but the parties may close the merger prior to final approval of the settlement. Pursuant to the proposed settlement, Suiza will agree to sell the Southern Belle Dairy to a buyer acceptable to the DOJ within six months after the settlement agreement is filed with the court, or five days after entry by the court of the final judgment, whichever is later.

As a result of the requirements of the proposed settlement agreement, Suiza and Broughton have entered into an amendment to the September 1998 Agreement and Plan of Merger between Suiza and Broughton. The amendment lowers the consideration to be received by all Broughton stockholders (other than five directors of Broughton and certain of their affiliates who are parties to a separate stock purchase agreement with Suiza) from $19 cash per share to $16.50 cash per share. Pursuant to an amendment to the stock purchase agreement with the five Broughton directors and certain of their affiliates, the five Broughton directors and their affiliates will sell an aggregate of 2 million Broughton shares to Suiza for $11.25 per share, plus the contingent right to receive $1.25 per share if certain conditions are satisfied. The amendment to the Agreement and Plan of Merger is subject to the approval of Broughton's stockholders.

Assuming all conditions to closing are satisfied, Suiza and Broughton anticipate closing the proposed acquisition on May 31, 1999. Either party may terminate the amended merger agreement if the transaction is not closed by June 30, 1999.

RESULTS OF OPERATIONS

The following table presents certain financial information concerning the Company's results of operations, including certain information presented as a percentage of sales.

                          THREE MONTHS ENDED MARCH 31,
              (IN THOUSANDS, EXCEPT PER SHARE DATA AND PERCENTAGES)

                                        1998                          1999
                                        ----                          ----
Net Sales                      $34,751          100.0%        $49,704         100.0%
Cost of sales                   27,130            78.1         41,250           83.0
Gross profit                     7,621            21.9          8,454           17.0
Operating costs
 and Expenses                    6,635            19.1          9,406           18.9
Operating income
 (loss)                            986             2.8          (952)          (1.9)
Other income
 (expense), net                    158             0.5          (272)          (0.6)
                             ----------     -----------    -----------     ----------

Net income (loss)                 $700            2.0%         ($747)         (1.5%)
                             ==========     ===========    ===========     ==========

Earnings (loss) per
    Common share:
         Basic                   $0.12                        ($0.13)
                             ==========                    ===========
         Diluted                 $0.12                        ($0.13)
                             ==========                    ===========

Shares used in computing
 earnings (loss) per
 common share:

         Basic                   5,774                          5,774
                             ==========                    ===========
         Diluted                 5,774                          5,774
                             ==========                    ===========

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Sales

Net sales for the first quarter 1999 increased $15.0 million or 43.0% to $49.7 million from $34.8 million for the first quarter 1998. The increase in net sales was primarily due to the acquisition of London's in May 1998. Therefore, a full quarter's sales for London's were reflected in the first quarter 1999 net sales amounts. The net sales increase is also attributable to higher raw product costs partially offset by volume reductions at divisions reporting in 1998.

Cost of Sales

Cost of sales for the first quarter 1999 increased $14.1 million or 52.1%, to $41.3 million from $27.1 million in the first quarter 1998. Cost of sales as a percentage of net sales, however increased to 83.0% in the first quarter 1999 from 78.1% in the first quarter 1998 primarily as a result of an overall increase in raw milk costs in the first quarter 1999 compared to the first quarter 1998 and increased price competition.

Operating Expenses

Operating expenses for the first quarter 1999 increased $2.8 million, or 41.8%, to $9.4 million from $6.6 million in the first quarter 1998. Operating expenses as a percentage of net sales were 18.9% for the first quarter 1999, compared to 19.1% for the first quarter 1998. Operating expenses as a percentage of net sales decreased primarily due to higher net sales resulting from record raw milk costs in January and February 1999. The Company incurred direct merger costs associated with the proposed merger with Suiza Foods of approximately $127,000 in the first quarter of 1999.

Other income (expense)

Other expense for the first quarter 1999 was ($272,000) compared to income of $158,000 for the first quarter 1998. The change was primarily the result of increased interest expense resulting from the purchase of London's.

Net income(loss)

Net income(loss) for the first quarter 1999 changed by $1,447,098, to a loss of ($747,000) or ($0.13) per share on a diluted basis from income of $700,000 or $0.12 per share on a diluted basis, for the first quarter 1998. The net loss is primarily attributed to record raw milk costs for two months in 1999, decreases in volume for divisions reporting in 1998 and increased price competition.

LIQUIDITY AND CAPITAL RESOURCES

The company has historically financed its capital expenditures and working capital requirements through cash generated from operating activities. The Company's working capital position was $782,000 and $16.9 million at March 31, 1999 and December 31, 1998, respectively.

The decrease in working capital position of $16.1 million resulted from certain components of the Company's credit facility becoming payable in full on March 30, 2000. It is the Company's intent to review options regarding its credit facilities which may include extensions of interest only payments or conversion to term debt. These events will be contingent on the final outcome of the proposed merger with Suiza.

During the first quarter 1999 as compared to the first quarter 1998, capital expenditures decreased $519,000 to $595,000 from $1.1 million in the first quarter 1998.

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

On February 23, 1999 the Company amended its credit agreement regarding the $15.0 million line of credit and $5.0 million uncollateralized capital expenditure line of credit. As a result of this amendent, certain terms and covenants in the credit agreement have been modified.

The most restrictive covenants under these agreements are the maintenance of a maximum funded debt to Earnings Before Interest Expense, Taxes, Depreciation and Amortization (EBITDA) ratio, a minimum tangible net worth, a minimum Earnings Before Interest and Taxes (EBIT) to interest expense ratio, a cashflow coverage ratio as well as other restrictive covenants which are included in the credit agreement dated March 30, 1998 and the amended credit agreement dated February 23, 1999. (See Exhibit 10)

Year 2000

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q that are not historical fact are "forward-looking" statements and involve important risks and uncertainties. Such risks and uncertainties, which are detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and other filings with the Securities and Exchange Commission, could cause the Company's results to differ materially from the Company's current expectations as expressed herein.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       The Company's Annual Report on Form 10-K for the year ended December 31, 1998 describes a pending legal proceeding involving the Company's Southern Belle Division and the U.S. Department of Agriculture. Note 5 to the Company's unaudited Financial Statements included herein contains updating information and is incorporated herein by reference.

       The Company's Annual Report on Form 10-K for the year ended December 31, 1998 describes a legal proceeding initiated by the DOJ regarding the Company's merger with Suiza. Note 6 to the Company's unaudited financial statements included herein contains updating information and is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (A)    EXHIBITS

              Exhibit #10 - First Amendment to Credit Agreement dated February
                            23, 1999
              Exhibit #27 - Financial Data Schedule

       (B)    Reports on Form 8-K
              On January 18, 1999 the Company filed a report on Form 8-K reporting under Item 2, disclosing an amendment to the Agreement and Plan of Merger between Suiza Foods Corporation a Delaware Corporation and Suiza Foods Acquisition Corp., an Ohio corporation and wholly owned subsidiary of Suiza dated September 10, 1998.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROUGHTON FOODS COMPANY

By:   /s/ Philip E. Cline
      -------------------
      President and Chief Executive Officer
      (Principal Executive Officer)

Date: May 5, 1999

By:   /s/ Todd R. Fry
      ---------------
      Treasurer and Chief Financial Officer
      (Principal Financial and Accounting Officer)

Date: May 5, 1999